Form 10KSB
period 2001-12-31
CYBERLUX CORP
filed 2002-05-02
CIK 1138169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[x ]

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

Commission file number  000-33415___________________________

 _Cyberlux Corporation______________________________________________________________________
(Name of small business issuer in its charter)

 _Nevada_______________________________
(State or other jurisdiction of incorporation or organization)

 __91-2048978____________________
(I.R.S. Employer Identification No.)

105 Aviemore Drive
Suite 2000

 Pinehurst, North Carolina____________________________
(Address of principal executive offices)

 28374
(Zip Code)

Issuer's telephone number (901)__235-0066_____________________________________________________

Securities registered under Section 12(b) of the Exchange Act:

 Title of each class
 ___________________________________
___________________________________

 Name of each exchange on which registered
 ___________________________________
___________________________________

Common Stock, $0.001 par value

Securities registered under Section 12(g) of the Exchange Act:

 ________________________________________________________________________________
(Title of class)

 ________________________________________________________________________________
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x ]

State issuer's revenues for its most recent fiscal year. The Registrant had no revenues for the fiscal year.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 6,152,396 shares of $0.001 par value common stock.

PART I

Item 1. Description of Business.

  Business Development and Summary

            We were formed as a Nevada Corporation on May 17, 2000 under the name Cyberlux Corporation.  Our articles authorize us to issue up to 20,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at a par value of $0.001 per share.

            Our management founded the Company to design, develop, manufacture, market and sell advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.  Although the diode illumination industry is in its infancy, these lighting systems offer the potential to make continued advancements in illumination technology.  Light emitting diodes (LEDs) consume 90% less energy than their incandescent or fluorescent counterparts to produce a comparable lumen output. Fluorescent tubes are similar to incandescent bulbs in "life light" by virtue of the fact that both elements "burn".  Diodes do not burn.  Instead, diodes convert electrical current to electromagnetic energy that produces light without heat.  A "lumen" is a unit of measure used to determine light intensity.  We believe that in electrochemical (battery powered) applications, this decrease in energy consumption positions our lighting solutions as a much more durable and reliable lighting source than other alternatives.  In standard electrical current applications, the calculated life of diodes as lighting elements is over ten years versus hours for traditiona1 incandescent or fluorescent bulbs.  The performance characteristics of diminutive energy consumption and extended life have prompted LED implementation in traffic lights and brake lights, and to a lesser degree in our area of focus, diode illumination.

B.    Business of Issuer

        (1)Principal products and principal markets

            In April 1999, Research Econometrics, LLP, began an investigative research study for a new long-term interim lighting system to be used during power outages.  Research Econometrics is a limited liability partnership in which the president of Cyberlux Corporation, Donald F. Evans, was a partner.

            During the course of the research study, the newly developed bright white diode was discovered, which served to validate the intent of the study, as an economical solution to long-term battery powered interim lighting systems.  Subsequently, Cyberlux Corporation was formed to pursue development of diode illumination products.  Research Econometrics Partners founded Cyberlux and received stock therein in return for assignment of research data and a provisional patent  (see Recent Sale of Unregistered Securities page 17).

           The original patent application was filed as "Electrochemical Portable Power Plant and Lighting System", September 30, 1999 and registered as a provisional patent, number 60/156/718, on October 14, 1999.  The provisional patent was assigned to Cyberlux, a corporation in formation, on March 31, 2000.  The patent application was subsequently expanded to include mechanical drawings, resubmitted as CYBERLUX STORM LIGHT on April 16, 2001 and registered as a provisional patent number 60/283/898 on July 2, 2001.  The patent  and trademark development was undertaken by the law firm of Alston and Bird, LLP on May 19, 2001.  Trademarks for "Cyberlux", serial number 76/339,373 and the "Home Safety Light", serial number 76/337,236 were effective on November 16, 2001 and November 12, 2001, respectively.  The comprehensive  "utility patent" application entitled, "APPARATUS AND METHODS FOR PROVIDING EMERGENCY LIGHTING" was filed by Alston and Bird on January 11, 2002.  The current status of the twenty-six patent claims contained in the application during its review period is that of "Patent Pending".

            The reliable manufacture of Cyberlux designed products requires the coordination of resources to provide detailed working drawings to tool manufacturers for injection molded parts and optics; precise circuitry diagrams to receive diodes, resistors and capacitors into the electronics platform; source identification for volume supplies of batteries and diodes; packaging considerations for presentation of product and corresponding dimensions of containment's for shipping and display; and an experienced contract assembly organization with an extensive infrastructure capable of collation of all component parts, assembly, testing, packaging and inventory of the finished product(s).

            During the Fall of 2000, Cyberlux identified Shelby County Community Services (SCCS), Shelbyville, Illinois, as a contract manufacture and assembly organization that was well positioned to meet our requirements.  SCCS has over a decade of successful performance on behalf of Fortune 100 companies and represented the quality of management, performance and fiscal stability that Cyberlux sought to employ in the production process.

            We entered into a Proprietary Product Manufacturing Agreement with SCCS (see Exhibit 10a) on April 24, 2001 that provides for the purchase of all component parts for our products by SCCS; conformance of parts acquired to Cyberlux specifications; exact assembly of parts in accordance with schematics; verified accountable tests of each unit prior to packaging; individual-packaging; finished goods inventory warehousing; palletized shipping containment's per purchase orders; and loading for shipment FOB Shelbyville. Under the terms of the agreement, SCCS is initially obligated to assemble, package and ship 80,000 lights every thirty working days, unless modified by both parties.  The actual number of units produced is a function of purchase orders submitted by Cyberlux based upon purchase orders received by Cyberlux for retailers. Cyberlux has agreed to pay SCCS 112% of the costs associated with production of finished products within thirty days of the shipment date. The agreement also provides that profits for sales of replacement parts will be split 40% to SCCS and 60% Cyberlux.  SCCS has estimated that parts, components and shipping costs per unit as of the date of the agreement was $11.48.  The estimate could vary based upon market conditions and  volume pricing.

            SCCS coordinates materials inventory with Cyberlux approved vendors based upon purchase orders or blanket orders for products.  Robrady Design, Inc., our industrial design firm, is instrumental in providing detailed working drawings for injection molded parts to tool manufacturers in the US and abroad.  We have retained International Consolidated Technologies (ICT), an Illinois corporation headquartered in Casey, Illinois, to produce multi-cavity steel molds and temporary molds required for proprietary injection molded parts.  The molds will be manufactured at ICT's plant in Korea and the component part manufacture will occur in Casey, IL, which is within 35 miles of the SCCS assembly operation in Shelbyville, IL.

              On October 29, 2001, we entered into a supply agreement with the engineering firm of TKJ, Inc. in Northbrook, Illinois in which TKJ would design and oversee manufacture of the Home Safety Light.  TKJ would retain the exclusive right to manufacture and supply the electronic assemblies  for the Light for the life of the design.  In return  for this exclusive manufacturing right, TKJ will contribute engineering support, design testing, material sourcing and component part price negotiating. TKJ has  estimated the unit pricing for the PCB assembly only: 60,000 units at $8.30 each, 500,000 units at $8.01 each. 1,000,000 units at $7.78 each and 2,000,000 units at $7.38 each. This estimate made by TKJ is a function of the relationship of component cost to  the number  of ordered from a supplier (e.g. , the larger the number of components, purchased in any one order, the lower the per piece cost supplied).  We  agree with the estimates provided by TKJ consistent with its volume projections and the price thresholds associated with those volumes.   These estimates may vary based upon market conditions and volume pricing.

            TKJ manages our proprietary circuitry design.  TKJ has engaged an integrated circuit board contract manufacturer, Controls, Inc., Logansport, Indiana, to manufacture the electronic platforms to precise specifications.  Although the boards are rigidly tested prior to shipment to Shelbyville, SCCS will test each board on receipt consistent with the quality assurance protocols established by Cyberlux.

            TKJ has negotiated diode supply agreements with Nichia Chemical and others. Nichia Chemical, Tokushima, Japan, a major manufacturer of diodes, will be supplying us with white lights for our products.  Although Nichia is the principal supplier, we are also searching for other manufacturers of these diodes who may have equal or greater quality diodes at favorable prices. SCCS has been delivered an agreement provided by Cyberlux wherein Rayovac supplies AA alkaline batteries to SCCS for $.152 per unit, FOB Shelbyville, IL.  The agreement with Rayovac provides for certain cooperative advertising arrangements wherein the Rayovac logo is displayed prominently on the Home Safety Light packaging.

  (2)    Distribution methods of our products

           We have targeted our marketing and sales efforts of our initial product, the Home Safety Light, to home improvement chain retailers, which have historically experienced a high volume flow of consumers, many of whom may be classified as opportunistic buyers.  Although the consumer may be in the store for a specific item, if the retailer in a prominent position features a new product, the consumer is inclined to evaluate its merits.  By researching locations in the various stores, we feel that our initial product will get the most exposure in the home safety section that displays products, which concentrate on items such as fire alarms, child protection products and other items that protect homeowners from potential dangers in the home.  We recognize these markets as the optimum entry point for introduction of the Cyberlux Home Safety Light to be followed by a broader market exposure in the mass-market chain stores.

        During the Spring of 2001, we had an opportunity to show design illustrations of the Home Safety Light to certain sales representatives that routinely call on the leading home improvement warehouse chains.  We entered into an agreement with Hynes, Inc., Charlotte, North Carolina, a national sales organization founded in 1939 to market and sell our products. Pursuant to the agreement, Hynes will provide a sales force based upon a declining commission rate 12% on the first $500,000 to 4% on all sales over $3,000,000, The term of the agreement is one year with automatically renewable one year terms.  Hynes represents manufacturers to retail chain stores, which include Lowe's and Home Depot.  Hynes maintains sales offices from Maine to Florida west to Texas and Oklahoma. Hynes will also service the accounts, process orders electronically and coordinate tracking of deliveries through real time communications with Cyberlux and SCCS.

            We are positioned to go to production of the Home Safety Light with the completion of the injection molds in January, 2002.  These molds provide the proprietary component parts, which in conjunction with the proprietary circuit board and battery pack, complete the finished product.  Our objective is delivery to the first purchase orders during the second quarter of 2002.

            We have produced 200 units of the Home Safety Light to use for sales and marketing purposes.

                     We submitted a proposal to a major home improvement warehouse chain in January 2002, wherein we suggested introduction of the Home Safety Light through its stores located in Virginia, North Carolina, South Carolina and Florida.  We have since expanded the proposal to include stores located in Alabama, Mississippi, Louisiana and Texas.   The product introduction in the stores suggested is consistent with the geography usually affected by storm activity during the Hurricane Season (June 1 through November 30). One characteristic of the Hurricane Season is the incidence of power outages caused by severe storms. The Home Safety Light is designed as a long-term interim light source which is particularly useful during power outages. In anticipation of providing the product to the stores suggested, Cyberlux issued a purchase order to SCCS for 10,000 Home Safety Lights which are now in production. The proposal to this national chain is currently under consideration, but no purchase order has yet been received from them. The first 200 units produced were to test circuit board accuracy and product assembly protocols. The 200 units are now used as working models for display and sales purposes.

            We intend to introduce the Home Safety Light through a national home improvement warehouse chain by placing the product in display containers holding 18 to 24 units per container.  Our initial concentration will be in approximately 250 stores located in the States of Virginia, North Carolina, South Carolina, Georgia and Florida.

            The anticipated placement of approximately 250 displays will require initial production of 10,000 Home Safety Lights.  Based upon consumer acceptance and resulting reorders, we have made provisions to produce up to 80,000 units per month at the SCCS facilities.  We have undertaken other marketing initiatives with SCCS, a not-for-profit quasi-government entity, which will introduce the Home Safety Light in a different format to the Federal Emergency Management Agency (FEMA), the Department of Defense (DOD) and comparable state, county and municipal emergency service organizations.  While SCCS has received no commitments from these agencies to purchase our products, SCCS currently does business with these entities and is of the opinion that their emergency services would be enhanced by the use of our products.

            We have retained an advertising and public relations firm, T. Franzen, Inc., which will initiate a campaign in January 2002 to create interest in and educate potential consumers to the merits of the Cyberlux Home Safety Light.  Although the central advertising message is product benefit to the consumer, the underlying emphasis is the identity of Cyberlux as a leader in diode illumination or applied optoelectronics.  This approach is designed to educate the consumer to identify Cyberlux as a brand name that will support interest in new products.

  (3)    Status of any announced new products

            The Cyberlux Home Safety Light is a portable fixture that may be hand-held, placed on a level platform in a horizontal or vertical plane, or suspended by a wall-mounted hook to broadcast a blanket of light.  The fixture, patent pending, is designed to produce three levels of light, which are activated by simply pushing a button. Level one activates 4 amber diodes which serve as a locator or night light and can provide up to 500 hours of light on one set of batteries. Level two disengages the amber diodes and activates 6 white diodes which produce a reading level light and can provide up to 42 hours of light on one set of batteries. Level three engages all 10 diodes to produce an intense space light for room, corridor or stairwell illumination and can provide up to 27 hours of light on one set of batteries.  To that extent, the Home Safety Light is unique in that through the use of diodes and circuitry, it is able to provide up to 500 hours of light on one set of batteries.  It has no bulbs, such as are used in flashlights, which normally provide only one to two hours of illumination.  When a home suffers power outage, without the necessary illumination to move about the house during this period, the occupants are placed in a precarious situation.  Using the moderate level of illumination, the Home Safety Light can provide 42 hours of illumination and under high intensity illumination, it can provide 27 hours of illumination.  In other words, the Home Safety Light can provide practically a full week of reliable, portable light in storm situations and power outages (based on use of moderate level of light for seven days at six hours per day without battery replacement).

            The circuitry design of the Cyberlux Home Safety Light contributed to the development of a second-generation product, Cyberlux Wireless Interim Lighting System (CWILS), which is currently in the design and testing stage.  CWILS is a permanently installed system comprised of three light fixtures and one radio frequency (RF) transmitter.  The circuit board in each of the fixtures contains an RF receiver that is activated by a signal from the RF transmitter that is plugged into an electrical wall outlet in a home or business.  When the power that activates the wall outlet is interrupted (as in a power outage), the RF transmitter sends a signal to the three fixtures, which illuminates the diodal lighting elements thereby providing a bright blanket of light to the space in which the fixture is installed.  The CWILS product is scheduled for introduction to retail sales during the fourth quarter of 2002.

(4)    Industry background

            Our Company was born from an investigative research study designed to identify a new approach to the development of an electrochemical (battery powered), portable, interim lighting system capable of providing safe illumination for extended periods of time to property owners deprived of electrical service caused by power outages.  Although power outages have come to be a recurring phenomenon due to anomalies in electrical service distribution networks, the focus of the initial study was on disruptions caused by severe storm activity along the Atlantic and Gulf States' coastlines and the corresponding affected inland electrical grids.  The National Weather Service labels annual storm activity as the "Hurricane Season", which is officially monitored from June 1st to November 30th each year.  Other deficiency outages not related to weather have been labeled by the press as "rolling blackouts".

            The loss of electrical power related to tropical and subtropical storms can be wide spread and cover extensive regional segments surrounding the matrix of the storm.  It is the pervasive incidence of power outages that identified the need for a reliable, durable, safe and economical interim lighting system for property owners and the general population in areas affected by these seasonally severe weather systems.  The research conducted to identify an optimum interim lighting system led to the discovery of a new illumination technology (optoelectronics).  We plan to implement this technology through the development of diode illumination fixtures for domestic, commercial and industrial applications.  Management has identified several opportunities, which are discussed in Section (10) Research and Development Activities below, where our optoelectronic technology can be introduced as a cost effective solution for antiquated, expensive and unreliable lighting systems currently in use.  The introduction of our Cyberlux Home Safety Light is an example of our advanced illumination technology.  We hope that this will establish us as an innovative leader in the industry.

8)  Regulation

            Our advertising and sales practices concerning the Home Safety Light and the Wireless Interim Lighting Systems are regulated by the Federal Trade Commission and state consumer protection laws.  Such regulations include restrictions on the manner that we promote the sale of our products. We believe we are in material compliance with such regulations.

(9) Effect of existing or probable government regulations

            We believe that we will be able to comply in all material respects with laws and regulations governing the conduct of business operations in general.  We are not aware of any pending government regulations that may adversely affect our business.

(10) Research and development activities

            The Cyberlux Wireless Interim Lighting System (CWILS), referenced in sub section (3) above, is an example of ongoing research into several applications for our technology.  Other products that have been positioned for design and testing are battery powered trade show display lighting elements; navigational lighting for small craft; sealed lighting elements for miner's helmets; and replacement lighting elements for hard-wired outdoor walkway, parking lot or landscape illumination systems.  During the last two years, we have incurred research and development expenses of $151,505.57 for the year 2000 and $188,100.00 for the year 2001.  These numbers do not include administrative overhead, travel  or other expenses associated with that development.

                     Charges to research and development by Research Econometrics prior to incorporation of Cyberlux Corporation in May 2000:

January 2000

$ 8,536.11

February 2000

$ 6,058.02

March 2000

$ 6,021.59

April 2000

$ 12,389.98

$ 33,005.57

                       In May 2000, all research and development was  assigned to Cyberlux Corporation (incorporated May 17, 2000) which continued the research and development effort with Technology Associates, Inc., Reno, Nevada and later with Light Technology, Inc., Sarasota, Florida.  The following amounts were expended directly to the two companies for development of circuitry, optics and mechanical design:

May 2000

$ 5,000.00

Technology Associates, Inc. (circuitry)

July 2000

$ 30,000.00

Light Technology, Inc. (mechanical design and optics)

August 2000

$ 20,000.00

Light Technology, Inc.

September 2000

$ 20,000.00

Light Technology, Inc.

October 2000

$ 30,000.00

Light Technology, Inc.

$105,000.00

                     In October 2000, Cyberlux agreed to assist Safe-Light Industries, LLP, Steamboat Springs, Colorado in the development of diode lighting elements and attendant circuitry for its barricade light design for  highway construction applications.  The following funds were expended toward that development:

November 2000

$ 8,500.00

Safe-Light Industries, LLP (barricade light development)

December 2000

$ 5,000.00

Safe-Light Industries, LLP

$ 13,500.00

Total Year 2000

$151,505.57

                     In January 2001, it became clear that Light Technology, Inc. could not produce a production prototype model to the specifications provided by Cyberlux.  (On April 18, 2001, we subsequently filed a civil complaint against Light Technology, Inc. and Safe-Light Industries, LLP and their principals alleging breach of contract, fraud, misappropriation of trade secrets and sought injunctive action against the defendants to prevent them from misappropriating trade secrets as well as to recovery monetary damages) (See, Legal Proceedings, p. 17.)

                     At that time, Cyberlux identified and retained an industrial design firm, Robrady Design, Inc., Sarasota, Florida and an electronic circuitry design firm, TKJ, Inc, Northbrook, Illinois to pursue development consistent with Cyberlux specifications.

                     In January 2001, Cyberlux advanced another $3,500 to Light Technology, Inc. to recover any work in process that was proprietary to Cyberlux.  The deliverable was of no substantive use and was discarded as "dead-end" material.

                     Research and Development Expenditures for the year 2001 were as follows:

January 2001

$ 3,500.00

Light Technology, Inc. (CAD illustrations)

February 2001

$ 12,500.00

Robrady Design, Inc. (mechanical architecture and casings)

March 2001

$ 12,500.00

Robrady Design, Inc.

April 2001

$ 40.000.00

Robrady Design, Inc. (design, optics ,first light & wireless system)

April 2001

$ 7,500.00

TKJ, Inc. (circuitry design & circuit board manufacture)

May 2001

$ 12,500.00

Robrady Design, Inc. (mechanical, optics & ergonomic design)

June 2001

$ 12,500.00

Robrady Design, Inc.

July 2001

$ 12,500.00

Robrady Design, Inc.

August 2001

$ 12,500.00

Robrady Design, Inc.

September 2001

$ 5,000.00

Robrady Design, Inc.

October 2001

$ 10,600.00

Robrady Design, Inc.

October 2001

$ 15,000.00

TKJ, Inc. (final circuitry for Home Safety Light)

November 2001

$ 5000.00

Robrady Design, Inc. (final CAD delivery for tools)

November 2001

$ 16,500.00

ICT, Inc. (deposit on single cavity tools for injection molds)

November 2001

$ 5,000.00

Robrady Design, Inc. (final delivery on revised blueprints)

December 2001

$ 2,500.00

Robrady Design, Inc.

January 2001

$ 2,500.00

Robrady Design, Inc.

Total Year 2001

$188,100.00

            All the amounts paid to Robrady as listed in the table were for design work done on the Home Safety Light with the exception of a $20,000 Convertible Debenture for future work on the Cyberlux Wireless System.  This is included in the $40,000 payment in April 2001 in the table.  As of this date, Robrady has been paid in full for all services rendered.
The contract with Robrady Design, Inc. for work on the "storm light device" (Home Safety Light) reflects a base price estimate of $70,000.00. In addition, however, there are three expense categories to be paid on an "as incurred" basis. These categories are listed as Material Expenses, Travel Expenses and Additional Work Requested (page 9 of contract). Robrady was instructed to fabricate 12 prototype lights which required the creation of rubber molds from which plastic parts integral to completion of the fixture could be produced. (Temporary rubber molds are created by a stereo lithography process to build a limited number of precision parts for prototype model production by hand.)All of these costs were paid on delivery of the prototype units ordered..
As of this date, Robrady Design, Inc. has been paid in full for all work performed in connection with the Home Safety Light and has been prepaid ($20,000 Convertible Debenture) for preliminary design work on the Cyberlux Wireless System.

                       There are two projects with Robrady, one relates to work associated with final development of the Home Safety Light; the second relates to development of the Cyberlux wireless system (radio frequency light activation).  The wireless system was initially funded in April 2001 through the issuance of a $20,000 convertible debenture.  The other payments to Robrady resulted from material expenses associated with the development of 10 working prototype models created from temporary rubber molds.

            Total "Pure" Research and Development for years 2000 and 2001 = $151,505.57 plus $188,100.00 or $339,605.57.

12) Employees

            We currently have five full time employees.  Our employees are primarily at the executive level based upon our role in coordination of outsource contracts for manufacturing and other production considerations.  Currently, there exist no organized labor agreements or union agreements between Cyberlux and our employees.  However, we have employment agreements with the following executive officers:  Donald F. Evans, President (see Exhibit 10b), Alan H. Ninneman, Senior Vice President (see Exhibit 10c) and John W. Ringo, Secretary and Corporate Counsel (see Exhibit 10d).  We believe that our relations with our employees are good.

(13) Dependence on Key Personnel

            The success of our Company depends upon the efforts, abilities and expertise of our executive officers and other key employees, including our Chief Executive Officer, Senior Vice President for Operations, Treasurer/Chief Financial Officer and Secretary/Corporate Counsel.  The loss of the services of such individuals and/or other key individuals could have a material adverse effect on our operations.

Item 2. Description of Property.

A.    Description of Property
            Our corporate headquarters are located at 50 Orange Road, Pinehurst, North Carolina 28374.  The office space is defined as the 12' by 14' office located at the northeast corner of the property situated at 50 Orange Road, Pinehurst, North Carolina 28374 and adjacent common spaces consisting of restroom facilities, storage closets and conference room access.  Equipment consists of two telephone units; two calculators; one HP printer, copier, fax; one IBM typewriter; one IBM computer with CTX color monitor and Logitech keyboards.  Furniture and fixtures consist of two leather executive swivel chairs; two executive desks; two 2 drawer file cabinets; one lateral file cabinet; one cherry wood storage cabinet; one steel typewriter table; two brass banker's lamps, two extended halogen task lamps and various desk top appurtenances.

            Research Econometrics, LLP, provides these facilities to Cyberlux at a cost of $650 per month.  The managing partner of Research Econometrics, LLP, Carothers H. Evans, is the son of Donald F. Evans, president of Cyberlux.  The leasing terms represent a fully negotiated contract price between two related parties at an arms length transaction.  According to the Sublease Agreement, as of July 1, 2000 the space is rented on a month-to-month basis continuing until such use and enjoyment is terminated by either party on thirty days notice in writing.  Our management believes that suitable expansion space is available to meet our future needs at commercially reasonable terms, if required.

B.    Investment Policies
            Management does not currently have policies regarding the acquisition or sale of assets primarily for possible capital gain or primarily for income.  We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in those persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

                     On April 18, 2001, Cyberlux filed a civil complaint against Light Technology, Inc., Ervin J. Rachwal, Safe-Light Industries, LLC a/k/a JFER Innovations Group, LLC, James Meyer and John Fleming alleging fraud, breach of contract, monies lent, misappropriation of trade secrets, conspiracy and sought injunctive relief against the defendants to prevent them from misappropriating trade secrets as well as to recover monetary damages

                     In May 11, 2001, the Court granted a temporary injunction against the Defendants.

                     On June 5, 2001, the Defendants filed their Answer denying the allegations of the Complaint and filed a counterclaim alleging fraud, violation of Trade Secret Act, breach of contract and money lent.

                     On January 18, 2002, the Court granted the Defendants' Motion tot Dissolve the Injunction.

                     On January 28, 2002, Cyberlux filed a Motion for Rehearing or Clarification of the Motion to Dissolve.

                     A hearing on the Cyberlux Motion for Rehearing or Clarification of the Motion to Dissolve was scheduled for March 18, 2002, but was cancelled by the Court and has not been rescheduled.  The injunction still remains in effect until the Court rules on this Motion.

Background:

                     Cyberlux came into contact with Light Technology, Inc. ("LTI") and Rachwal in early 2000.  We were seeking someone with the knowledge and expertise to assist us in the development of an emergency light using white LEDs.  LTI and Rachwal represented that they they had such knowledge and expertise and could finalize the development of the Cyberlux emergency light by September 30, 2000 so that we could begin manufacturing and selling the emergency light by November 2000.  Rachwal and LTI also advised us that we could acquire all the assets of LTI and the rights to LTI's flashlight which also used white LEDs provided Rachwal was made an officer and director of Cyberlux as well as be in charge of design work for the Company.

                     In order to evaluate this offer, we requested accounting and financial records to verify the representations of LTI and Rachwal and to attempt to ascertain the value of LTI.  Despite repeated attempts, LTI and Rachwal were unable to provide adequate, verifiable financial records.  Nonetheless, in order allow LTI and Rachwal to proceed with the development of the emergency light in order to meet the November shipping deadline, Cyberlux and LTI entered into a Letter of Intent on June 12, 2000. This Letter of Intent also contained a confidentiality clause protecting our interests.  Pursuant to the Letter of Intent we paid LTI $100,000 to develop a prototype of an emergency storm light and possible acquisition of the assets of LTI based upon an independent evaluation of the of the worth of the assets.  We hired the Sarasota CPA firm, Kerkering, Barbario & Co. to independently do an evaluation of the LTI assets. Kerkering, Barbario came to the conclusion that LTI had no verifiable assets of any value.  Furthermore, LTI never developed and produced a working model of the emergency storm light.  We incurred meeting and travel expenses of $36,401.52 associated with LTI during the period June through December 2000.  $43,699.41 was paid to Cyberlux employees under LTI's promised delivery of the light.  We also made loans to defendant Safe-Light in the Amount of $13,188.75 to assist in development and marketing of  its products based upon representation that the assets of Safe-Light would be acquired by us.

                     We entered into a joint venture agreement with LTI and Rachwal in which LTI and Rachwal would grant Cyberlux an exclusive license to manufacture and sell its flashlight know as the PalLight for a licensing fee of $500,000 as well as a royalty for each light sold. This agreement was contingent upon the successful completion of the raising of a minimum offering amount of $900,000 by Cyberlux in a Private Placement Offering that it was conducting.  The offering was unsuccessful and was subsequently withdrawn. LTI and Rachwal continually asked for additional fees outside the agreement.  We terminated the agreement on March 28, 2001.

                     We instituted our complaint against the defendants when we learned, through a local newspaper article that LTI and Safe-Light had merged and had developed an emergency light.  We had confidentiality rights with both companies.  The defendants breached their contracts with us by misappropriating trade secrets and we are seeking monetary damages as well injunctive relief to prevent them from capitalizing on the misappropriation of trade secrets.

                     Defendant LTI claims that we breached the contract terms of the letter of intent and joint venture agreement by failing to maintain confidential disclosed to us and intentionally disclosing confidential information to third parties.  Despite receiving $100,000 from us defendants claim we failed to fund the development of the Light.  Further, defendants claim we failed to pay fees set forth in the licensing agreement.  Defendant Safe-Light allege that we requested that they assist us in raising funding for the products discussed in the complaint.  We actually loaned them funds for the development of their barricade light.

                     The Company intends to fully prosecute the Company's claims and actions against the Defendants.  The Company denies the Defendants allegations alleged against the Company in their counterclaim. This litigation is still in the discovery stage and the ultimate outcome cannot presently be determined.

Court:

    Circuit Court of the Twelfth Judicial District
In and For Sarasota County, Florida.

Case Name:

Cyberlux Corporation, Plaintiff v. Ervin J. Rachwal, Light Technology, Inc., Safe-Light Industries, LLC a/k/a JFER Innovations Group, LLC, James Meyer and John Fleming.

Case Number:

2001 CA 005309 NC Div. C.

Item 4. Submission of Matters to a Vote of Security Holders.

            None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

             There is currently no trading market for the registrant's common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.

        When used in this Form 10-KSB and in our future filings with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or "we expect," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made.  These statements are subject to risks and uncertainties, some of which are described below.  Actual results may differ materially from historical earnings and those presently anticipated or projected.  We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

A.    Management's Discussion and Analysis
(1)  For the period May 17, 2000 (inception) through September 30, 2001, we did not generate revenue from sales or other sources.  During this development stage, we pursued capital accumulation through debt and equity financing and development of the Cyberlux Home Safety Light. We are positioned to produce the light with the completion of the injection molds in January 2002 for sale and distribution during the second quarter 2002. Injection molds, also know as "tools" are created in two stages.  Polycarbonate plastic is injected, under pressure, into a cavity (the mold) to produce the designed component part.  The first stage is a single cavity mold that produces a precision single component part from a light weight metal mold.  The single cavity mold reveals any design discrepancy or desired modification to the part prior to a commitment to the much more expensive second stage, hardened steel four cavity mold, known also as the "production tool". The single cavity mold is capable of producing 50,000 component parts before abrasion affects the dimension integrity of the molded component. The hardened steel four cavity mold is capable of producing over 5,000,000 component parts prior to abrasive influence. Other "tools" included in the manufacturing process extend to precision templates used in the placement of wiring, resistors, capacitors and diodes by high speed stamping machines that place the designed circuit into a substrate that becomes the circuit board.

     During the ensuing twelve months of operation we intend to:

    1.    Move to expanded office facilities;

    2.    Hire mid-level management personnel and support staff;

3.    Establish retail chain customer service and accounting protocols; and

    4.    Contract with retail chain stores to distribute and market our products.

            We cannot
guarantee that we will be able to compete successfully or that the competitive pressures we may face will not have an adverse effect on our business, results of operations and financial condition.

            The cash requirements of the Company have been, and continue to be, met by loans from Officers, the forbearance of salaries by Officers and the Agreement with SCCS which provides for payment by SCCS for all component parts and packaging incident to the assembly and shipment of the Home Safety Light to retail customers of Cyberlux. The shipment of the Home Safety Light to retail customers creates a receivable that becomes a negotiable instrument for purposes of finance. The receivable financing provides revenue to pay SCCS for its finished goods financing and to pay the overhead of the Company. If there are no retail purchase orders, there are no fungible receivables and, therefore, no logical reason for the Company to continue its business. As indicated above, the business of the Company is the sale of its products to retail establishments. All Officers have agreed to forbearance of salaries until such time as the revenues generated through sales to such retail establishments is sufficient to pay salaries and retire debt. The history of the Company reflects investment in the design, development and manufacture of a unique product for sale through retail establishments to consumers. Although no such sales have yet occurred, there has been no product available for sale until the current quarter of 2002.

                     However, we will have to raise additional funds within the next 12 months. The Company has reported 286,504 in management fees due to several officers without salary compensation since inception.  Such fees are to be paid as bonus compensation from revenues consistent with profitable sales. We have made arrangements with a commercial factoring firm to provide account receivable financing during our initial sales cycle.  Receivable financing through factoring is an expensive process that we hope to improve upon through bank receivable financing after payment performance of the Company's customers is historically established.

Classification

Fixed / Variable

Ability to Control

Employee Wages and Benefits

 Salary = Fixed
Hourly = Variable

Can reduce through lay off of personnel

Subcontractor Expense

Fixed

Can reduce through discontinuation or restructuring of agreements

Accounting and Legal Expenses

Variable

May increase as Company becomes fully reporting

Building Rental Expense

Fixed

Little control over, per agreement

Utilities

Variable

May fluctuate due to seasonality

Business Insurance

Fixed

Will increase when 'Key Man" life insurance is obtained

Misc. Office Supplies & Shipping

Variable

Can control through reduced office supply requisitions, negotiating alternative shipping solutions

            To fund ongoing fiscal 2002 operations, we will need to begin to generate revenues to fund our operations and provide for our working capital needs.  If we are unable to generate sufficient revenues, we may need to obtain additional funding through a public or private offering of equity or debt.  In the meantime, our officers and directors plan to advance funds to us on an as-needed basis, although there is no definitive or legally binding agreement to do so.  We have no arrangements or agreements to obtain funding, and we cannot assure you that such financing will be available on reasonable terms, if at all. Unless we begin generating revenues, obtain additional financing or continue to receive funds advanced by officers and directors, there is substantial doubt of our ability to continue as a going concern.  However, we may experience fluctuations in operating results in future periods due to a variety of factors, such as:

  1.    We have a limited operating history on which to base estimates of future performance;

  2.    We may need to obtain additional financing in the event that we are unable to realize sales of our products or if we require more capital than we currently have; and

  3.    We may experience difficulty in managing growth.

            We issued certain management fees which were due on December 31, 2001 which were for accrued salaries for Messrs. Evans, Ninneman and Ringo consistent with employment agreements.

            On October 18, 2001, the Company entered into a loan agreement with OneCap, Inc. in which it borrowed $170,000 for the purpose of financing for tooling, circuitry and registration costs for public listing of the Company's stock.  The term of the loan is for one year and the interest rate is 13% per annum.  Under the terms of the agreement, the Company issued a promissory note secured by assets of the Company and founders stock which were placed into an escrow account.  The Company also issued OneCap a warrant to purchase 500,000 shares of its $0.001 par value common stock at par.

Item 7. Financial Statements.

Cyberlux Corporation

    (a Development Stage
Company)

Balance Sheet

December 31,

December 31,

2001

2000

Assets

Current assets:

Cash
$

30,602

$

21,697

Prepaid interest

6,812

-

Prepaid design services

20,000

-

Total current assets

57,414

21,697

Fixed assets, net

46,582

3,538

Other assets:

Deposit

6,819

1,819

$

110,815

$

27,054

    Liabilities and Stockholders'
(Deficit)

    Current
liabilities:

Accrued interest
$

16,018

$

1,267

       Other
accrued liabilities

3,250

-

Management fees payable - related party

286,504

70,000

Short-term notes payable - shareholders

97,745

-

Short-term notes payable

90,000

15,000

          Total
current liabilities

493,517

86,267

    Long-term note
payable

170,000

-

    Convertible
debentures

-

117,455

663,517

203,722

    Stockholders'
(Deficit):

        Preferred stock,
$0.001 par value, 5,000,000

shares authorized, no shares issued and

outstanding

-

-

        Common stock,
$0.001 par value, 20,000,000

shares authorized, 6,152,396 and 4,315,966 shares issued

and outstanding as of 12/31/01 and 12/31/00, respectively

6,152

4,316

Additional paid-in capital

473,568

273,667

(Deficit) accumulated during development stage

(1,032,422)

(454,651)

(552,702)

(176,668)

$

110,815

$

27,054

Cyberlux Corporation

      (a Development
Stage Company)

      Statement of
Operations

      For the year ended
December 31, 2001

      the period May 17,
2000 (Inception) to December 31, 2001,

      and for the period
May 17, 2000 (Inception) to December 31, 2001

May 17, 2000

May 17, 2000

Year ended

(inception) to

(inception) to

December 31,

December 31,

December 31,

2001

2000

2001

Revenue
$

-

$

-

$

-

Expenses:

Marketing and advertising expense

74,535

44,013

118,548

Depreciation expense

2,356

676

3,032

Organizational costs

-

25,473

25,473

Research and development costs

85,500

157,314

242,814

Management and consulting fees - related party

263,088

153,730

416,818

General and administrative expenses

107,991

71,041

179,032

Total expenses

533,470

452,247

985,717

      (Loss) from
operations

(533,470)

(452,247)

(985,717)

      Other income
(expense):

Interest (expense)

(44,301)

(2,444)

(46,745)

Interest income

-

40

40

Net (loss)
$

(577,771)

$

(454,651)

$

(1,032,422)

      Weighted average
number of common

          shares
outstanding - basic and fully diluted

4,413,467

3,708,445

      Net (loss) per
share - basic and fully diluted
$

(0.13)

$

(0.12)

      Cyberlux
Corporation

      (a Development
Stage Company)

      Statement of
Changes in Stockholders' Equity

      For the Period
May 17, 2000 (Date of Inception) to December 31, 2001

(Deficit)

Accumulated

Additional

During

Total

Common Stock

Paid-in

Development

Stockholders'

Shares

Amount

Capital

Stage

(Deficit)

Shares issued to founders for cash

1,784,000

$

1,784

$

416

$

$

2,200

Shares issued for research and development

750,000

750

68,003

68,753

Shares issued for conversion of debt

144,000

144

39,856

40,000

Donated capital

-

-

16,000

16,000

      Shares issued for
cash pursuant to

           Rule 504
offering

640,171

640

95,386

96,026

Shares issued for consulting services

997,795

998

54,006

55,004

Net (loss)

May 17, 2000 (inception) to

December 31, 2000

(454,651)

(454,651)

      Balance, December
31, 2000

4,315,966

4,316

273,667

(454,651)

(176,668)

Shares issued for conversion of debt

850,430

850

170,200

171,050

      Shares
issued for exercise of options

350,000

350

-

350

      Shares issued for exercise of
warrants

636,000

636

29,701

30,337

Net (loss)

          Year ended
December 31, 2001

(577,771)

(577,771)

      Balance, December
31, 2001

6,152,396

6,152

473,568

(1,032,422)

(552,702)

      Cyberlux
Corporation

      (a
Development Stage Company)

Statement of Cash Flows

      For
the year ended December 31, 2001,

      the
period May 17, 2000 (inception) to December 31, 2000, and

      for
the period May 17, 2000 (Date of Inception) to December 31, 2001

      May
17, 2000

May 17, 2000

Year ended

(inception) to

(inception) to

December 31,

December 31,

December 31,

2001

2000

2001

      Cash flows
from operating activities

Net (loss)

$

(577,771)

$

(454,651)

$

(1,032,422)

Depreciation expense

2,356

676

3,032

Shares issued for consulting services

-

55,004

55,004

Shares issued for research and development

-

68,753

68,753

      Adjustments to
reconcile net (loss) to

         cash
(used) by operating activities:

(Increase) in deposit

(5,000)

(1,819)

(6,819)

Increase in accrued interest

14,751

1,267

16,018

Increase in other accrued liabilities

3,250

-

3,250

Increase in management fees payable - related party

216,504

70,000

286,504

      Net cash (used)
by operating activities

(345,910)

(260,770)

(606,680)

      Cash flows
from investing activities

Purchase of fixed assets

(45,400)

(4,214)

(49,614)

Proceeds from short-term notes payable

61,283

-

61,283

Proceeds from long-term notes payable

170,000

15,000

185,000

      Net cash provided
by investing activities

185,883

10,786

196,669

      Cash flows
from financing activities

Proceeds from convertible debentures

40,500

157,455

197,955

Proceeds from short-term notes payable - shareholders

97,745

-

97,745

Donated capital

-

16,000

16,000

Issuance of common stock

30,687

98,226

128,913

      Net cash provided
by financing activities

168,932

271,681

440,613

      Net increase in
cash

8,905

21,697

30,602

Cash - beginning

21,697

-

-

Cash - ending

$

30,602

$

21,697

$

30,602

      Supplemental
disclosures:

Interest paid

$

-

$

1,202

$

1,202

Income taxes paid

$

-

$

-

$

-

Non-cash investing and financing activities:

Shares issued for R&D and consulting services

$

-

$

123,757

$

123,757

Shares issued for conversion of debt

$

171,050

$

40,000

$

211,050

Cyberlux Corporation

(A Development Stage Company)

Notes

Note 1 - History and organization of the company

The Company was organized on May 17, 2000 (Date of Inception)
under the laws of the State of Nevada, as Cyberlux Corporation. The Company has
limited operations, and in accordance with SFAS #7, the Company is considered a development stage company.

Note 2 - Accounting policies and procedures

Accounting method

The Company reports income and expenses on the accrual method.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2001 and December 31, 2000.

Fixed assets

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

Office equipment
5 years

Advertising costs

The Company expenses all costs of advertising as incurred. Advertising costs totaled $-0- and $13,645 in 2001 and 2000, respectively.

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at September 30, 2001 and December 31, 2000.

Fair value of financial instruments

Fair value estimates discussed herein are
based upon certain market assumptions and pertinent information available to management as of September 30, 2001 and December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up
Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Cyberlux Corporation

(A Development Stage Company)

Notes

Stock-Based Compensation:

The Company accounts for stock-based awards to employees in accordance with
Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation."
Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS
No. 123.

Loss per share

Net loss per share is provided in accordance with Statement of Financial
Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Segment reporting

The Company follows Statement of Financial Accounting Standards No. 130,
"Disclosures About Segments of an Enterprise and Related Information". The
Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109,
"Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences
resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements

The FASB recently issued Statement No. 137, "Accounting for Derivative
Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement
No. 133". The Statement defers for one year the effective date of FASB Statement
No. 133, "Accounting for Derivative Instruments and Hedging Activities". The
rule now will apply to all fiscal quarters of all fiscal years beginning after
June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value.
Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earnings and financial position.

In December 1999, the Securities and Exchange Commission
released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial
Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Cyberlux Corporation

(A Development Stage Company)

Notes

In March 2000, the FASB issued Interpretation No. 44 (FIN
44), Accounting for Certain Transactions Involving Stock Compensation, an
Interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December
15, 1998, or January 12, 2000. The adoption of certain other provisions of FIN
44 prior to July 30, 2000 did not have a material effect on the financial statements. The Company does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

Note 3 - Income taxes

The Company accounts for income taxes under Statement of
Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No.
109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount
computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

      U.S
federal statutory rate
(34.0%)

Valuation reserve

34.0%

      Total

-%

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $1,000,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The deferred tax asset relating to the operating loss carryforward of approximately $340,000 has been fully reserved at December 31,
2001.

Note 4 - Fixed assets

The Company acquired $45,000 of tooling equipment during the year ended
December 31, 2001, and $4,214 of office equipment during the year ended December
31, 2000.

Depreciation expense totaled $2,356 and $676 for the years ended December 31,
2001 and December 31, 2000, respectively.

Note 5 - Notes payable and convertible debentures

The Company received cash from unrelated individuals in
exchange for promissory notes totaling $75,000 as of December 31, 2001. The unsecured notes bear an interest rate of 10.0%, and the principal and interest are due on July 31, 2002.

The Company received cash from an unrelated entity in
exchange for a promissory note totaling $170,000 as of December 31, 2001. The note is secured by all of the Company's assets plus 3,265,000 shares of the
Company's stock held by various individuals. The Company paid a total of $11,050 for six months in advance pursuant to the loan agreement. Six monthly payments of $1,841.67 plus accrued interest are due by the 15th of each month with a renewable balance due April 22, 2002. The note bears interest at 13% per annum, and interest expense of $16,018 has been accrued as of December 31, 2001.

Total interest expense at December 31, 2001 of $44,301
includes a loan origination fee of $17,500.

Cyberlux Corporation

(A Development Stage Company)

Notes

During the years ended December 31, 2001 and December 31,
2000, the Company issued convertible debentures totaling $40,500 and $157,455, respectively. The debentures are convertible into the Company's $0.001 par value common stock at the discretion of the note holders. During the periods ended
December 31, 2000, certain of the note holders elected to convert their debentures totaling $40,000 into 144,000 shares of the Company's $0.001 par value common stock. During the year ended December 31, 2001, certain note holders elected to convert their debentures totaling $171,050 into 850,430 shares of the Company's $0.001 par value common stock.

Note 6 - Stockholder's equity

The Company is authorized to issue 20,000,000 shares of its
$0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

During May, 2000, the Company issued 1,784,000 shares of its
$0.001 par value common stock to its founders in exchange for cash of $2,200.

During May 2000, the Company issued 750,000 shares of its
$0.001 par value common stock in exchange for research and development and organizational costs paid for by Research Econometrics, LLP in the totaling
$68,753.

During May 2000, the Company issued 875,000 shares of its
$0.001 par value common stock to an officer of the Company for consulting services valued at $36,585.

During July 2000, the Company issued 144,000 shares of its
$0.001 par value common stock in exchange for convertible debentures in the amount of $40,000.

During November 2000, the Company issued 640,171 shares of
its $0.001 par value common stock for total cash of $99,026 pursuant to a
Regulation D, Rule 504 of the Securities and Exchange Commission Act of 1933,
offering.

During November 2000, the Company issued 122,795 shares of
its $0.001 par value common stock to a consulting firm for services valued at
$18,419.

During November 2001, officers of the Company elected to
exercise their options to purchase 350,000 shares of the Company's $0.001 par value common stock for cash of $350.

During the year ended December 31, 2001, certain warrant
holders elected to convert their warrants to 636,000 shares of the Company's
$0.001 par value common stock for cash of $30,337.

During the year ended December 31, 2001, the Company issued
850,430 shares of its $0.001 par value common stock in exchange for convertible debentures in the amount of $171,050.

There have been no other issuances of common or preferred
stock.

Note 7 - Warrants and options

The Company created an Employee Stock Option Plan for
incentive/retention of current key employees and as an inducement to employment of new employees. The plan, which sets aside 600,000 shares of common stock for purchase by employees, was made effective in the second quarter by the Board of
Directors. On May 31, 2001, the Company issued stock options to its officers to purchase 350,000 shares at an exercise price of 85% of the fair market price per share on the exercise date. On November 27, 2001, the officers exercised their options and acquired 350,000 shares of stock for cash of $350.

Note 8 - Related Party Transactions

The Company entered into a sub-lease agreement with Research
Econometrics, LLP, which provides the Company the ability to continue the research and development efforts of the Electrochemical Portable Power Plant and
Lighting System. The agreement is on a month-to-month basis. Total rental expense for the year ending December 31, 2001 was $15,806, and for the period ended December 31, 2000 was $10,606.

Cyberlux Corporation

(A Development Stage Company)

Notes

The Company issued 997,795 shares of its $0.001 par value
common stock valued at $55,004 to officers and shareholders of the Company for consulting services totaling $153,730 as of December 31, 2000.

The Company accrued management fees payable to officers and
shareholders of the Company totaling $286,504 and $70,000 as of December 31,
2001 and December 31, 2000, respectively.

Note 9 - Going concern

The Company's financial statements are prepared using the
generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company plans to seek additional funding through debt and equity offerings.

G. BRAD BECKSTEAD

Certified Public Accountant

330 E. Warm Springs

Las Vegas, NV 89119

702.257.1984

702.362.0540 fax

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders

of Cyberlux Corporation

I have audited the accompanying balance sheets of Cyberlux
Corporation (a development stage company) as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period May 17, 2000 (inception) to
December 31, 2001. These financial statements are the responsibility of the
Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted
auditing standards in the United States of America. Those standards require that
I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of
Cyberlux Corporation (a development stage company) as of December 31, 2001 and
2000, and the results of its operations, stockholders' equity and cash flows for the years then ended and for the period May 17, 2000 (inception) to December 31,
2001 in conformity with generally accepted accounting principles in the United
States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had recurring operating losses for the past several years. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Las Vegas, Nevada

April 30, 2002

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

                     We have had no disagreements with our independent accountants.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

A.    Directors and Executive Officers
        The following table sets forth certain information with respect to each of our executive officers or directors.

Name

Age

Position

Appointed

Donald F. Evans

67

President & Chairman of the Board

May 19, 2000

John W. Ringo

56

Secretary, Corporate Counsel & Director

May 19, 2000

Alan H. Ninneman

58

Senior Vice President & Director

May 19, 2000

David D. Downing

52

Treasurer & CFO

May 19, 2000

B.    Work Experience
            Donald F. Evans, President, Chairman of the Board -

Mr. Evans graduated from the University of North Carolina, Chapel Hill, NC with a BS Degree in Economics. Mr. Evans represented the investment interest of Research Econometrics in Waste Reduction Products Corporation, a privately held North Carolina corporation from June of 1996 to until March of 1999.  Mr. Evans served on the Board of that Company and as its representative for product sales to the U.S. Department of Defense.  On March 19, 1999, Research Econometrics sold its interest in Waste Reduction Products Corporation and on April 1, 1999, he began an investigative research study on behalf of Research Econometrics into the feasibility of a long-term electrochemical interim lighting system.  The resulting study identified the feasibility of white diodes as lighting elements which, when managed by solid state circuitry, would provide a reliable source (over forty-two hours from one battery pack) lighting solution to homeowners or businesses during extended  power outages.  The study provided the performance specifications and methods for the development of the light which led to the formation of Cyberlux Corporation in May 2000 as the business management entity for the project.  Mr. Evans has served as the CEO of Cyberlux since its inception.

            John W. Ringo, Secretary, Corporate Counsel & Director - Mr. Ringo graduated from the University of Kentucky. Lexington. KY with a BA Degree in Journalism Subsequently, he received a Juris Doctor Degree from the University of Kentucky College of Law.  Since 1990, he has been engaged in private practice in Marietta, GA specializing in corporate and securities law. He is a former Staff Attorney with the U. S. Securities and Exchange Commission, a member of the Bar of the Supreme Court of the United States, the Kentucky Bar Association and the Georgia Bar Association. Mr. Ringo is a founder of Cyberlux and has served as Secretary and General Counsel since its inception.

            Alan H. Ninneman, Senior Vice President & Director - Mr. Ninneman attended Elgin Community College, Elgin, IL and subsequently majored in business administration at Southern Illinois University, Carbondale, IL. Mr. Ninneman was a senior support analyst for Tandem Computer, San Jose, California from 1982 to 1985; senior business analyst at Apple Computer, Cupertino, California from 1985 to 1987; Director of Operations at Scorpion Technologies, Inc., San Jose, California; and CEO of City Software, Inc., Albuquerque, New Mexico from 1992 until becoming a founder of Cyberlux in May 2000. Mr. Ninneman is responsible for the Company's operations systems.

            David D. Downing, Treasurer & CFO - Mr. Downing graduated from Grove City College, Grove City, PA with a BA Degree in Accounting. Mr. Downing joined Marietta Industrial Enterprises, Inc., Marietta, Ohio in November 1991 as its Chief Financial Officer.  He was elected to the Board of Directors of that Company in January 1994.  He has been a Director of American Business Parks, Inc., Belpre, Ohio since January 1998 and served as a director of Agri-Cycle Products, Inc. from May 1998 until April 2001.  He is a founder of Cyberlux and served as its Treasurer since its inception.

Item 10. Executive Compensation.

Remuneration of Directors and Executive Officers

            Although the Company has employment agreements with Messrs. Evans, Ringo and Ninneman which call for compensation as listed below, no salaries have been paid during the development stage.  These  officers have agreed to receive accrued management fees in the form of bonus payments after revenues are available from product sales.  No officer or director has received any compensation as of yet until such time as we begin generating revenues.  However, the following table sets forth the annual compensation due our executives that has accrued based on the inability of the Company to meet the obligation.

Name

Capacities in which Remuneration was Recorded

Annual Compensation[1,2,3]

Donald F. Evans

President & Chairman of the Board

$98,000

John W. Ringo

Secretary, Corporate Counsel & Director

$66,000

Alan H. Ninneman

Senior Vice President & Director

$78,000

David D. Downing

Treasurer & CFO

$0

Footnotes to Executive Compensation:

  1.    Compensation to officers has been deferred as a capital conservation measure designed to invest available funds into development of saleable products.

  2.    Management's salaries will be based upon the performance of the Company.  Management's performance bonuses will be decided by a majority of the Board of Directors of the Company and may be increased by the Board of Directors from year to year consistent with goals established by the Board to the benefit of shareholders.

  3.    Members of the Company's Board of Directors will serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified, unless earlier removed as provided in the Bylaws of the Company.  Executive officers serve at the pleasure of the Board of Directors.

Compensation of Directors

                       There are no arrangements made to compensate any director for services as a director. Such arrangements for compensation of directors for services will commence once we begin earning revenues.

Stock Option Plan

            The Company has created an Employee Stock Option Plan for incentive/retention of current key employees and as an inducement to employment of new employees.  The plan, which sets aside 600,000 shares of common stock for purchase by employees, was made effective in the second quarter by the Board of Directors.  Cyberlux will not issue options or warrants to any employee or affiliate with an exercise price of less than 85% of the fair market value of the Common Stock on the date of the grant.

            On May 31, 2001, Cyberlux issued stock options to purchase 350,000 shares of the 600,000 shares authorized by the Board of Directors to the following individuals, in the following amounts:

Individual

Corporate Position

Number of Shares

Donald F. Evans

President and CEO

100,000

John W. Ringo

Secretary and Corporate Counsel

100,000

Alan H. Ninneman

Senior Vice President

100,000

David D. Downing

Treasurer and CFO

50,000

            The exercise price is 85% of the fair market price per share.  The options expire on the tenth anniversary of the Stock Option Agreement (all dated May 31, 2001).  The options listed above were exercised in November 2001 at a price of $0.001 per share.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A.    Security Ownership of Management
            The following table sets forth as of September 30, 2001, certain information regarding the beneficial ownership of our common stock by:

  1.    Each person who is known us to be the beneficial owner of more than 5% of the common stock,

2.    Each of our director and executive officers and

  3.    All of our directors and executive officers as a group.

            Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.  No change in control is currently being contemplated.

Name and Address of

Shares

Percentage of

Beneficial Owner

Beneficially Owned

Shares Outstanding

Donald F. Evans

875,000 @ $0.001/share

22.02%

Fifty Orange Road

380,000 @ $0.065/share1., 2

Pinehurst, NC 28374

100,000 @ $0.001/share

David D. Downing

400,000 @ $0.001/share

7.31%

100 Country Meadow Drive

50,000 @ $0.001/share

Marietta, OH 45750

Alan H. Ninneman

500,000 @ $0.001/share

9.75%

17 Barberry Court

100,000 @ $0.001/share

Corrales, NM 87048

John W. Ringo

300,000 @ $0.001/share

6.5%

241 Lamplighter Lane

100,000 @ $0.001/share

Marietta, GA 30067

Total ownership by our officers and directors (four individuals)

 2,805,000

45.6% [3]

Footnotes:

1.         Mr. Evans was issued 875,000 shares individually in connection with his founding of Cyberlux Corporation and assignment of his patent for the Electrochemical Portable Power and Lighting System to the Company.  Research Econometrics was issued 750,000 shares in connection with an assignment of all of its interests derived from its funding of the initial development of the long-tern interim lighting system..  The Research Econometric shares were distributed to the partners in this venture and, as one of the partners, Mr. Evans received 380,000 of the partnership's 750,000 shares.

2.      380,000 shares received by Mr. Evans pursuant to the distribution of Research Econometrics shares are common stock of the Company owned by him individually.   The balance of the Research Econometric shares were distributed to ten other individual partners no one of whom owns an amount approaching 5% of the shares outstanding.

  3.    There is no voting trust among any of the shareholders , officers or directors.  Pursuant to the Incentive Stock Option Plan, officers of the Company, Messrs. Evans, Ringo, Ninneman  and Downing exercised 350,000 options, which increased the percentage of ownership to 45.6% of total outstanding shares.  These options are reflected in the individual's share ownership in the table.

B.    Persons Sharing Ownership of Control of Shares

            No person other than Donald F. Evans, David D. Downing, Alan H. Ninneman, and John Ringo owns or shares the power to vote 5% or more of our securities.

Item 12. Certain Relationships and Related Transactions.

            The Company entered into a sub-lease agreement with Research Econometrics, LLP, which provides the Company the ability to continue the research and development efforts of the Electrochemical Portable Power Plant and Lighting System.  The agreement is on a month-to-month basis.  Total rental expense for the nine months ending September 30, 2001 was $10,606, and for the period ending December 31, 2000 was $10,606.  Mr. Evans was the partner in Research Econometrics who undertook the investigative research study designed to determine the feasibility of an electrochemical (battery powered) interim lighting system that could provide long-term solutions to property owners during extended power outages.  The study confirmed the feasibility of such a system consistent with an application of new technologies that, when combined, provided extended life to existing battery resources.  He began the study with an investigation of the incidence of power outage attributable to severe storm activity along the east coast and west along the gulf coast states of the United States.  Later, he communicated his interest in exploring the development of a new light to PU AN Trading Company, Taipei, Taiwan, an organization known to him as a representative of several electronic product manufacturers in Taiwan. The first provisional patent was filed with the U.S. Patent and Trademark Office on September 30, 1999. It was filed for the proposed system as "first to invent" and granted a license for "foreign filing".  The foreign filing license provides documentation to the provisional patent holder to register its license in certain foreign jurisdictions to protect its intellectual property from infringement. This was communicated to PU An Trading to secure its confirmation of confidentiality, non-disclosure clauses in its representation agreements with Research Econometrics.  PU AN provided a variety of battery pack configurations for experimentation with incandescent, fluorescent and fiber optic elements.  The chemical and physical properties of those lighting elements proved that existing electrochemical (battery) technology could not sustain a light life to the protracted level specified (Light life of 40 hours duration from one battery pack).  Mr. Evans then discovered the newly perfected white light emitting diode that required 90% less energy than its incandescent and fluorescent counterparts to produce optimum light.  The diode was established as the model lighting element that could be efficiently serviced by a specially designed circuit board that would moderate the flow of electricity from the battery pack to the diodes thereby extending the life of the energy source ten fold. Although Cyberlux Corporation has not transacted business with PU AN Trading, relations between Mr. Evans, President of Cyberlux and Richard Lin, President of PU AN Trading remain cordial.

             The agreement with Research Econometrics, therefore, is on whereby the light design system perfected by Research Econometrics was assigned as the foundation of the newly created Cyberlux Corporation.

            Promissory notes were issued to certain officers for loans to the Company for working capital.  These Notes are listed as payable upon demand and accrue interest at 12% per annum. Don F. Evans, David D. Downing, Alan H. Ninneman and a former officer loaned $30,500, $58,000, $5,245 and $5,000, respectively.

            The terms of transactions in this section are as fair to the Company as any transactions that could have been made with unaffiliated parties.

              As a subsequent event, the Company has contracted to occupy new offices as corporate headquarters at 105 Aviemore Drive Suite 2000, Pinehurst, North Carolina 28374.  The lease arrangement is a month to month rental which provides for payment of $1,795 per month and a security deposit in like amount.  The office consists of 1,108 square feet on the second floor of a new building.  Facilities include a kitchen, bath, a large central receiving area, four work station alcoves and a large conference room.  The lease commenced on February 15, 2002 and continues month  to month unless terminated by either party on 30 days written notice.

Item 13. Exhibits and Reports on Form 8-K.

Part III

Item 1.     Index to Exhibits

Exhibit Number

Name and/or Identification of Exhibit

3

Articles of Incorporation & By-Laws

 a.  Articles of Incorporation of the Company filed May 17, 2000 *

 b.  By-Laws of the Company adopted May 19, 2000 *

10

Material Contracts

 a.  SCCS Proprietary Product Manufacturing Agreement **

 b.  Donald F. Evans Employment Agreement **

 c.  Alan H. Ninneman Employment Agreement **

 d.  John W. Ringo Employment Agreement **

e.  Hynes, Inc. Agreement **

f.  Robrady Agreement **

g.  TKJ, Inc. Agreement **

h.  ICT, Inc. Agreement **

i.  Research Econometrics Agreement **

j.  OneCap Loan Agreement

k.  Working Capital Loans from Officers and Directors

        l.  2001 Incentive Stock Option Plan

23

Consent of Experts and Counsel

 Consent of independent public accountant *

 Footnotes:

  *     Previously filed with Form 10-SB and incorporated by reference herein.

*     Previously filed with Form 10-SB Amendment No. 1 and incorporated by reference         herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 __________________________________________________
Cyberlux Corporation

 By /s/ Donald F. Evans

Donald F. Evans, President & Chairman of the Board

 Date April 26, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 By  /s/ Donald F. Evans

Donald F. Evans, President & Chairman of the Board

Date April 26, 2002

 By /s/ John W. Ringo

John W. Ringo, Secretary, Corporate Counsel & Director

Date  April 26, 2002

 By /s/ Alan H. Ninneman

Alan H. Ninneman, Senior Vice President & Director

 Date  April 26,2002

 By /s/ David D. Downing

David D. Downing, Treasurer & CFO

Date_April 26, 2002