Form 10QSB
period 2002-03-31
CYBERLUX CORP
filed 2002-05-15
CIK 1138169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[x ]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from

Commission file number 000-33415

 Cyberlux Corporation
(Exact name of small business issuer as specified in its charter)

 Nevada
(State or other jurisdiction of incorporation or organization)

 91-2048978
(IRS Employer Identification No.)

105 Aviemore Drive, Suite 2000, Pinehurst, NC 28374 (Address of principal executive offices)

 (910) 235-0066
(Issuer's telephone number)

 _________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,152.396 shares of $0.001 par value common stock

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [x ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

EDWARDS & WATTS, LLP

Certified Public Accountants

3340 Wynn Road Suite B

Las Vegas, Nevada 89102

(702) 222 - 0373

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

Board of Directors

Cyberlux Corporation

Las Vegas, Nevada

We have reviewed the accompanying balance sheet of Cyberlux Corporation (a
Nevada corporation) as of March 31, 2002 and the related statements of operations for the three months ended March 31, 2002 and 2001, and the statements of cash flows for the three-month period ending March 31, 2002 and
2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the
American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modification that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 2001 were audited by
G. Brad Beckstead, CPA, and he expressed an unqualified opinion on them in his report dated April 30, 2002. There have not been any any auditing procedures performed on the financial statements since April 30, 2002.

/s/ Edwards & Watts LLP

May 9, 2002

Cyberlux Corporation

Balance Sheets

As of

March 31, 2002

And December 31, 2001

And

Statements of Operations,

And Cash Flows

For the Three Months Ending

March 31, 2002 and 2001

Cyberlux Corporation

(a Development Stage Company)

Balance Sheet

March 31,

December 31,

2002

2001

Assets

Current assets:

Cash and equivalents

$

4,751

$

30,602

Prepaid interest

1,362

6,812

Prepaid design services

20,000

20,000

            Total current
assets

26,113

57,414

Fixed assets, net

101,080

46,582

Other assets

Deposits

8,614

6,819

$

135,807

$

110,815

      Liabilities and Stockholders'
Equity

Current liabilities:

Accrued interest

$

15,623

$

16,018

Other accrued liabilities

1,950

3,250

         Management fees payable -
related party

344,505

286,504

         Short-term notes payable
- shareholders

104,045

97,745

Short-term notes payable

165,000

90,000

            Total current
liabilities

631,123

493,517

Convertible debentures

-

-

-

338

Long-term note payable

170,000

170,000

Convertible debentures

-

-

170,000

170,000

Stockholders' equity:

         Preferred stock, $0.001
par value, 5,000,000 shares

            authorized, no
shares issued and outstanding

         Common stock, $0.001 par
value, 20,000,000 shares

           authorized,
6,152,396 issued and

           outstanding
as of 3/31/02 and 12/31/01, respectively

6,152

6,152

Additional paid-in capital

473,569

473,568

Subscriptions receivable

-

-

(Deficit)

(1,145,037)

(1,032,422)

(665,316)

(552,702)

$

135,807

$

110,815

Cyberlux Corporation

(a Development Stage Company)

Statement of Operations

Year

Three Months

Three Months

Ending

Ended March 31,

Ended March 31,

December 31,

2002

2001

2001

Revenue

$

-

$

-

$

-

Expenses:

Marketing and advertising expense

-

47,096

74,535

Depreciation

4,030

-

2,356

Research and development costs

1,250

19,000

85,500

      Management and consulting fees - related

party

59,001

-

263,088

General and administrative expenses

37,106

37,882

107,991

Total expenses

101,387

103,978

533,470

Other income or (expense):

Interest income

-

-

-

Interest expense

(11,228)

(76)

(44,301)

Net (loss)

$

(112,615)

$

(104,054)

$

(577,771)

Weighted average number of

       common shares outstanding - basic and

fully diluted

4,413,467

3,808,446

    Net (loss) per share - basic and fully
diluted

$

(0.03)

$

(0.03)

Cyberlux Corporation

(a Development Stage Company)

Statement of Cash Flows

Year

Three Months

Three Months

Ended

Ended March 31

Ended March 31,

December 31,

2002

2001

2001

Cash flows from operating activities

Net (loss)

$

(112,615)

$

(104,054)

$

(577,771)

Depreciation

4,030

-

2,356

(Increase) in deposits

(1,795)

-

(5,000)

Decrease (increase) in prepaid interest

5,449

-

-

(Decrease) in accrued interest

(394)

-

14,751

       Increase in management fee
    payable-related
party

58,001

-

216,504

Decrease in other accrued liabilities

(1,300)

-

3,250

Net cash (used) by operating activities

(48,624)

(104,054)

(345,910)

Cash flows from investing activities

Purchase of fixed assets

(58,527)

-

(45,400)

(58,527)

-

(45,400)

Cash flows from financing activities

Proceeds from long-term notes payable

-

-

170,000

Proceeds from short-term notes payable

75,000

1,000

61,283

Proceeds from convertible debentures

-

45,000

40,500

Repayments of notes payable

(13,700)

-

-

       Proceeds from short-term notes
    payable-
shareholders

20,000

34,845

97,745

Issuance of common stock

-

-

30,687

    Net cash provided by financing
activities

81,300

80,845

400,215

Net increase in cash

(25,851)

(23,209)

8,905

Cash - beginning

30,602

21,697

21,697

Cash - ending

$

4,751

$

(1,512)

$

30,602

Supplemental disclosures:

Interest paid

$

11,621

$

-

$

1,202

Income taxes paid

$

-

$

-

$

-

Shares issued for conversion of debt

$

-

$

-

$

171,050

Cyberlux Corporation

(A Development Stage Company)

Notes

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain
information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the
Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2001 and notes thereto included in the Company's form 10-SB filing with the US Securities and Exchange Commission. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Fixed assets

The Company purchased $58,527 in equipment during the period ended March 31,
2002. Depreciation expense totaled $4,030 for the three months ended March 31,
2002.

Note 3 - Notes payable

The Company received cash from unrelated individuals in exchange for promissory notes totaling $75,000 during the three months ended March 31, 2002.
The unsecured notes bear an interest rate of 10.0%, and the principal and interest are due in March 2003.

Interest expense was $11,228 for the three months ended March 31, 2002.

Note 4 - Related Party Transactions

The Company received $20,000 in cash from shareholders during the period ending March 31, 2002. The cash was in exchange for promissory notes bearing interest at 12%, due and payable in one year with interest.

The Company accrued management fees payable to officers and shareholders of the Company totaling $59,001 for the quarter ended March 31, 2002.

Note 5 - Going concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company plans to seek additional funding through debt and equity offerings.

Item 2. Management's Discussion and Analysis or Plan of Operation.

When used in this Form 10-QSB and in our future filings with the Securities and Exchange Commission, the words or phrases "will likely result," "management expects," or "we expect," "will continue," "is anticipated," "estimated" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made.  These statements are subject to risks and uncertainties, some of which are described below.  Actual results may differ materially from historical earnings and those presently anticipated or projected.  We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

For the period May 17, 2000 (inception) through May 17, 2000 through March 31, 2002, we did not generate revenue from sales or other sources.  During this development stage, we pursued capital accumulation through debt and equity financing and development of the Cyberlux Home Safety Light described below. We are positioned to produce the light with the completion of the injection molds in January 2002 for sale and distribution during the second quarter 2002.

Our cash requirements have been, and continue to be, met by loans from Officers, the forbearance of salaries by Officers and the Agreement with Shelby County Community Services, ("SCCS") which provides for payment by SCCS for all component parts and packaging incident to the assembly and shipment of the Home Safety Light to retail customers of Cyberlux. The shipment of the Home Safety Light to retail customers creates a receivable that becomes a negotiable instrument for purposes of finance. The receivable financing provides revenue to pay SCCS for its finished goods financing and to pay our the overhead. If there are no retail purchase orders, there are no fungible receivables and, therefore, no logical reason for us to continue our business. As indicated above, the business of the Company is the sale of its products to retail establishments. All Officers have agreed to forbearance of salaries until such time as the revenues generated through sales to such retail establishments is sufficient to pay salaries and retire debt. Our history reflects investment in the design, development and manufacture of a unique product for sale through retail establishments to consumers. Although no such sales have yet occurred, there was no product available for sale until the current quarter of 2002.

To fund ongoing fiscal 2002 operations, we will need to begin to generate revenues to fund our operations and provide for our working capital needs.  If we are unable to generate sufficient revenues, we will need to obtain additional funding through a public or private offering of equity or debt.  In the meantime, our officers and directors plan to advance funds to us on an as-needed basis, although there is no definitive or legally binding agreement to do so.  We have no arrangements or agreements to obtain funding, and we cannot assure you that such financing will be available on reasonable terms, if at all. Unless we begin generating revenues, obtain additional financing or continue to receive funds advanced by officers and directors, there is substantial doubt of our ability to continue as a going concern.

Description of Products

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

We have produced 200 units of the Home Safety Light to use for sales and marketing purposes.     We have submitted proposals to two major home improvement warehouse chains, wherein we suggested introduction of the Home Safety Light through its stores located in Virginia, North Carolina, South Carolina, Georgia and Florida.  We have since expanded the proposals to include stores located in Alabama, Mississippi, Louisiana and Texas.   The product introduction in the stores suggested is consistent with the geography usually affected by storm activity during the Hurricane Season (June 1 through November 30). One characteristic of the Hurricane Season is the incidence of power outages caused by severe storms. The Home Safety Light is designed as a long-term interim light source which is particularly useful during power outages. In anticipation of providing the product to the stores suggested, Cyberlux issued a purchase order to SCCS for 10,000 Home Safety Lights which are now in production. The proposals to these national chains are currently under consideration, but no purchase orders have yet been received from them. The first 200 units produced were to test circuit board accuracy and product assembly protocols. The 200 units are now used as working models for display and sales purposes.

The anticipated placement will require initial production of 10,000 Home Safety Lights.  Based upon consumer acceptance and resulting reorders, we have made provisions to produce up to 80,000 units per month at the SCCS facilities.  We have undertaken other marketing initiatives with SCCS, a not-for-profit quasi-government entity, which will introduce the Home Safety Light in a different format to the Federal Emergency Management Agency (FEMA), the Department of Defense (DOD) and comparable state, county and municipal emergency service organizations.  While SCCS has received no commitments from these agencies to purchase our products, SCCS currently does business with these entities and is of the opinion that their emergency services would be enhanced by the use of our products.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

 See, Item 3: Legal Proceedings in our annual report on Form 10-KSB for the year ended 12/31/01 for a  description of current legal proceedings.  There have been no material changes with respect to legal proceedings since that report was filed.

Item 2. Changes in Securities.

 None.

Item 3. Defaults Upon Senior Securities

 None.

Item 4. Submission of Matters to a Vote of Security Holders.

 None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Cyberlux Corporation
(Registrant)

Date: May 14, 2002

 /s/ John W. Ringo
John W. Ringo

      Secretary and Corporate Counsel