Form 10KSB/A
period 2001-12-31
CYBERLUX CORP
filed 2002-06-25
CIK 1138169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to

Form 10-KSB

[x ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________
Commission file number 000-33415___________________________

Cyberlux Corporation (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-2048978 (I.R.S. Employer Identification No.)

50 Orange Road
Pinehurst, North Carolina (Address of principal executive offices)	28374 (Zip Code)

Issuer's telephone number (910) 235-0066

Securities registered under Section 12(b) of the Exchange Act:

Title of each class ___________________________________ ___________________________________	Name of each exchange on which registered ___________________________________ ___________________________________

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

A.         Business Development and Summary

            We were formed as a Nevada Corporation on May 17, 2000 under the name Cyberlux Corporation.  Our articles authorize us to issue up to 20,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at a par value of $0.001 per share.

            Our management founded the Company to design, develop, manufacture, market and sell advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.  Although the diode illumination industry is in its infancy, these lighting systems offer the potential to make continued advancements in illumination technology.  Light emitting diodes (LEDs) consume 90% less energy than their incandescent counterparts to produce a comparable lumen output. Fluorescent tubes are similar to incandescent bulbs in "life light" by virtue of the fact that both elements "burn".  Diodes do not burn.  Instead, diodes convert electrical current to electromagnetic energy that produces light without heat.  A "lumen" is a unit of measure used to determine light intensity.  We believe that in electrochemical (battery powered) applications, this decrease in energy consumption positions our lighting solutions as a much more durable and reliable lighting source than other alternatives.  In standard electrical current applications, the calculated life of diodes as lighting elements is over ten years versus hours for traditiona1 incandescent or fluorescent bulbs.  The performance characteristics of diminutive energy consumption and extended life have prompted LED implementation in traffic lights and brake lights, and to a lesser degree in our area of focus, diode illumination.

B.         Business of Issuer

            (1)    Principal products and principal markets

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

            (2)    Distribution methods of our products

            We have targeted our marketing and sales effortsof our initial product, the Home Safety Light, to home improvement chain retailers, which have historically experienced a high volume flow of consumers, many of whom may be classified as opportunistic buyers.  Although the consumer may be in the store for a specific item, if the retailer in a prominent position features a new product, the consumer is inclined to evaluate its merits.  By researching locations in the various stores, we feel that our initial product will get the most exposure in the home safety section that displays products, which concentrate on items such as fire alarms, child protection products and other items that protect homeowners from potential dangers in the home.  We recognize these markets as the optimum entry point for introduction of the Cyberlux Home Safety Light to be followed by a broader market exposure in the mass-market chain stores.

            During the Spring of 2001, we had an opportunity to show design illustrations of the Home Safety Light to certain sales representatives that routinely call on the leading home improvement warehouse chains.  We entered into an agreement with Hynes, Inc., Charlotte, North Carolina, a nationalsales organization founded in 1939 to market and sell our products. Pursuant to the agreement, Hynes will provide a sales force for $1,000 per month plus commission based upon a declining commission rate 12% on the first $500,000 to 4% on all sales over $3,000,000, The term of the agreement is one year with automatically renewable one year terms.  Hynesrepresents manufacturers to retail chain stores, which include Lowe's and Home Depot.  Hynes maintains sales offices from Maine to Florida west to Texas and Oklahoma. Hynes will also service the accounts, process orders electronically and coordinate tracking of deliveries through real time communications with Cyberlux and SCCS.

            We are positioned to go to production of the Home Safety Light with thecompletion of the injection molds in January, 2002.  These molds provide the proprietary component parts, which in conjunction with the proprietary circuit board and battery pack, complete the finished product.  Our objective is delivery to the first purchase orders during the second quarter of 2002.

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

            We have retained an advertising and public relations firm, T. Franzen, Inc., which  initiated a campaign in January 2002 to create interest in and educate potential consumers to the merits of the Cyberlux Home Safety Light.  Although the central advertising message is product benefit to the consumer, the underlying emphasis is the identity of Cyberlux as a leader in diode illumination or applied optoelectronics.  This approach is designed to educate the consumer to identify Cyberlux as a brand name that will support interest in new products.

            (3)    Status of any announced new products

            The Cyberlux Home Safety Light is a portable fixture that may be hand-held, placed on a level platform in a horizontal or vertical plane, or suspended by a wall-mounted hook to broadcast a blanket of light.  The fixture, patent pending, is designed to produce three levels of light, which are activated by simply pushing a button. Level one activates 4 amber diodes which serve as a locator or night lightand can provide up to 500 hours of light on one set of batteries. Level two disengages the amber diodes and activates 6 white diodes which produce a reading level lightand can provide up to 42 hours of light on one set of batteries. Level three engages all 10 diodes to produce an intense space light for room, corridor or stairwell illumination and can provide up to 27 hours of light on one set of batteries.  To that extent, the Home Safety Light is unique in that through the use of diodes and circuitry, it is able to provide up to 500 hours of light on one set of batteries.  It has no bulbs, such as are used in flashlights, which normally provide only one to two hours of illumination.  When a home suffers power outage, without the necessary illumination to move about the house during this period, the occupants are placed in a precarious situation.  Using the moderate level of illumination, the Home Safety Light can provide 42 hours of illumination and under high intensity illumination, it can provide 27 hours of illumination.  In other words, the Home Safety Light can provide practically a full week of reliable, portable light in storm situations and power outages (based on use of moderate level of light for seven days at six hours per day without battery replacement).

            The circuitry design of the Cyberlux Home Safety Light contributed to the development of a second-generation product, Cyberlux Wireless Interim Lighting System (CWILS), which is currently in the design and testing stage.  CWILS is a permanently installed system comprised of three light fixtures and one radio frequency (RF) transmitter.  The circuit board in each of the fixtures contains an RF receiver that is activated by a signal from the RF transmitter that is plugged into an electrical wall outlet in a home or business.  When the power that activates the wall outlet is interrupted (as in a power outage), the RF transmitter sends a signal to the three fixtures, which illuminates the diodal lighting elements thereby providing a bright blanket of light to the space in which the fixture is installed. Pending successful sales of the Home Safety Light and obtaining additional financing, the CWILS product is scheduled for introduction to retail sales during the fourth quarter of 2002.

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

            (8)  Regulation

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

             (10) Research and development activities

            The Cyberlux Wireless Interim Lighting System (CWILS), referenced in sub section (3) above, is an example of ongoing research into several applications for our technology.  Other products that have been positioned for design and testing are battery powered trade show display lighting elements; navigational lighting for small craft; sealed lighting elements for miner's helmets; and replacement lighting elements for hard-wired outdoor walkway, parking lot or landscape illumination systems.  During the last two years, we have incurred research and development expenses of $157,313.50 for the year 2000 and $85,500.00 for the year 2001.  These numbers do not include administrative overhead, travel or other expenses associated with that development.

Research and Development Expenses for the year 2000

Charges to research and development by
Research Econometrics prior to incorporation of
Cyberlux Corporation in May 2000:	$40,259.00

In May 2000, all research and development was  assigned to Cyberlux Corporation (incorporated May 17, 2000) which continued the research and development effort with Technology Associates, Inc., Reno, Nevada and later with Light Technology, Inc., Sarasota, Florida.  The following amounts were expended directly to the two companies for development of circuitry, optics and mechanical design:

Technology Associates	5,054.50
Light Technology, Inc.	$108,500.00
Light Technology, Inc.	3,500.00
$117,054.60

Total Year 2000	$151,505.57

            Research and Development Expenses for the year 2001

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

TKJ, Inc.	$ 2,500.00
Robrady Design, Inc.	$ 83,000.00

Total Year 2001	$ 85,500.00

            All the amounts paid to Robrady were for design work done on the Home Safety Light. with the exception of a $20,000 Convertible Debenture for future work on the Cyberlux Wireless System.As of this date, Robrady has been paid in full for all services rendered. The contract with Robrady Design, Inc. for work on the "storm light device" (Home Safety Light) reflects a base price estimate of $70,000.00. In addition, however, there are three expense categories to be paid on an "as incurred" basis. These categories are listed as Material Expenses, Travel Expenses and Additional Work Requested (page 9 of contract). Robrady was instructed to fabricate 12 prototype lights which required the creation of rubber molds from which plastic parts integral to completion of the fixture could be produced. (Temporary rubber molds are created by a stereo lithography process to build a limited number of precision parts for prototype model production by hand.)All of these costs were paid on delivery of the prototype units ordered.. As of this date, Robrady Design, Inc. has been paid in full for all work performed in connection with the Home Safety Light and has been prepaid ($20,000 Convertible Debenture) for preliminary design work on the Cyberlux Wireless System. The Debenture entitles the holder to 10% interest per annum.  The holder, subject to prior redemption by Cyberlux, convert the debenture into common stock of Cyberlux in a ratio of one common share for each one dollar amount of principal.  The original maturity date of March 31, 2002, was extended by the Cyberlux Board of Directors to March 31, 2003.

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

Item 3. Legal Proceedings.

              On April 18, 2001, Cyberlux filed a civil complaint against Light Technology, Inc., Ervin J. Rachwal, Safe-Light Industries, LLC a/k/a JFER Innovations Group, LLC, James Meyer and John Fleming alleging fraud, breach of contract, monies lent, misappropriation of trade secrets, conspiracy and sought injunctive relief against the defendants to prevent them from misappropriating trade secrets as well as to recover monetary damages

            On May 11, 2001, the Court granted a temporary injunction against the Defendants.

            On June 5, 2001, the Defendants filed their Answer denying the allegations of the Complaint and filed a counterclaim alleging fraud, violation of Trade Secret Act, breach of contract and money lent.

            On January 18, 2002, the Court granted the Defendants' Motion to Dissolve the Injunction.

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

            In order to evaluate this offer, we requested accounting and financial records to verify the representations of LTI and Rachwal and to attempt to ascertain the value of LTI.  Despite repeated attempts, LTI and Rachwal were unable to provide adequate, verifiable financial records.  Nonetheless, in order allow LTI and Rachwal to proceed with the development of the emergency light in order to meet the November shipping deadline, Cyberlux and LTI entered into a Letter of Intent on June 12, 2000. This Letter of Intent also contained a confidentiality clause protecting our interests.  Pursuant to the Letter of Intent we paid LTI $100,000 to develop a prototype of an emergency storm light and possible acquisition of the assets of LTI based upon an independent evaluation of the of the worth of the assets.  We hired the Sarasota CPA firm, Kerkering, Barbario & Co. to independently do an evaluation of the LTI assets. Kerkering, Barbario came to the conclusion that LTI had no verifiable assets of any value.  Furthermore, LTI never developed and produced a working model of the emergency storm light.  We incurred meeting and travel expenses of $36,401.52 associated with LTI during the period June through December 2000.  $43,699.41 was expended for marketing expense in anticipation of the promised delivery of the light.  We also made loans to defendant Safe-Light in the Amount of $13,188.75 to assist in development and marketing of its products based upon representation that the assets of Safe-Light would be acquired by us.

            We instituted our complaint against the defendants when we learned, through a local newspaper article that LTI and Safe-Light had merged and had developed an emergency light.  We had confidentiality rights with both companies.  The defendants breached their contracts with us by misappropriating trade secrets and we are seeking monetary damages as well injunctive relief to prevent them from capitalizing on the misappropriation of trade secrets.  Despite the news article in which Rachwal announced that LTI had developed an emergency light, he incredulously did not object to the injunction stating that he did not have such a light.

            There is no similarity between our product, the Home Safety Light, and LTI's product, known as the Pal Light.  Our product, which is described in detail in the business section, has 10 diodes and provides a blanket of light to light up a room in the event of a power outage.  The LTI product is a small flashlight that uses one diode.  The two products are not in the same category.

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

            In the event that LTI and Rachwal are successful in their claims, we would still be able to sell our product since we have patent applications pending to protect our product.

            The Company intends to fully prosecute the Company's claims and actions against the Defendants.  The Company denies the Defendants allegations alleged against the Company in their counterclaim.This litigation is still in the discovery stage and the ultimate outcome cannot presently be determined.

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

 A.         Management's Discussion and Analysis

 (1)  For the period May 17, 2000 (inception) through September 30, 2001, we did not generate revenue from sales or other sources.  During this development stage, we pursued capital accumulation through debt and equity financing and development of the Cyberlux Home Safety Light. We are positioned to produce the light with the completion of the injection moldsin January 2002 for sale and distribution during the second quarter 2002.Injection molds, also know as "tools" are created in two stages.  Polycarbonate plastic is injected, under pressure, into a cavity (the mold) to produce the designed component part.  The first stage is a single cavity mold that produces a precision single component part from a light weight metal mold.  The single cavity mold reveals any design discrepancy or desired modification to the part prior to a commitment to the much more expensive second stage, hardened steel four cavity mold, known also as the "production tool". The single cavity mold is capable of producing 50,000 component parts before abrasion affects the dimension integrity of the molded component. The hardened steel four cavity mold is capable of producing over 5,000,000 component parts prior to abrasive influence. Other "tools" included in the manufacturing process extend to precision templates used in the placement of wiring, resistors, capacitors and diodes by high speed stamping machines that place the designed circuit into a substrate that becomes the circuit board.

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

Classification	Fixed / Variable	Ability to Control

Employee Wages and Benefits	Salary = Fixed Hourly = Variable	Can reduce through lay off of personnel
Subcontractor Expense	Fixed	Can reduce through discontinuation or restructuring of agreements
Accounting and Legal Expenses	Variable	May increase as Company becomes fully reporting
Building Rental Expense	Fixed	Little control over, per agreement
Utilities	Variable	May fluctuate due to seasonality
Business Insurance	Fixed	Will increase when "Key Man" life insurance is obtained
Misc. Office Supplies & Shipping	Variable	Can control through reduced office supply requisitions, negotiating alternative shipping solutions

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

            We issued certain management fees which were due on December 31, 2001 which were for accrued salaries for Messrs. Evans, Ninneman and Ringo consistent with employment agreements.These fees are in the form of non interest bearing promissory notes.

             Promissory notes were issued to certain officers for loans to the Company for working capital. These Notes are listed as payable on demand and accrue interest at 12% per annum.  The loans totaled over $240,000, but have been reduced to $94,025. Messrs. Evans, Downing, Ninneman and a former officer of the Company are owed $30,500, $58,000, $5,245 and $5,000 respectively.

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

Item 7. Financial Statements.

G. BRAD BECKSTEAD
Certified Public Accountant

330 E. Warm Springs
Las Vegas, NV 89119
702.257.1984
702.362.0540 fax

INDEPENDENT AUDITOR'S REPORT

June 14, 2002

Board of Directors
Cyberlux Corporation
Las Vegas, NV

I have audited the Balance Sheet of Cyberlux Corporation (a Development Stage Company), as of December 31, 2001 and 2000, and the related Statements of Operations, Changes in Stockholders' Equity, and Cash Flows for the year ended December 31, 2001, the period from May 17, 2000 (Date of Inception) to December 31, 2000, and for the period May 17, 2000 (Date of Inception) to December 31, 2001.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States of America.  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cyberlux Corporation, (A Development Stage Company), as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year  ended December 31, 2001, the period from May 17, 2000 (Date of Inception) to December 31, 2000, and for the period from May 17, 2000 (Date of Inception) to December 31, 2001 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 9 to the financial statements, the Company has had limited operations and has not commenced planned principal operations.  This raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 9.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

G. BRAD BECKSTEAD
Certified Public Accountant

330 E. Warm Springs
Las Vegas, NV 89119
702.257.1984
702.362.0540 fax

June 14, 2002

To Whom It May Concern:

The firm of G. Brad Beckstead, CPA, consents to the inclusion of my report of June 14, 2002, on the Financial Statements of Cyberlux Corporation from the inception date of May 17, 2000 through December 31, 2001, in its Form 10KSB to be filed with the US Securities and Exchange Commission.

Signed,

/s/ G. Brad Beckstead
G. Brad Beckstead, CPA

Cyberlux Corporation
(A Development Stage Company)

Balance Sheets
as of
December 31, 2001 and 2000

 and

Statements of Operations,
Changes in Stockholders' Equity, and
Cash Flows
for the period
May 17, 2000 (Date of Inception)
through
December 31, 2001

TABLE OF CONTENTS

                                                                                                                           Page

Independent Auditor's Report                                                                                  14

Balance Sheet                                                                                                          18

Operations Statement                                                                                               19

Statement of Changes in Stockholders' Equity                                                           20

Statement of Cash Flows                                                                                          21

Notes to Financial Statements                                                                                   22

Cyberlux Corporation
(a Development Stage Company)
Balance Sheet

	December 31,	December 31,
	2001	2000

Assets

Current assets:
Cash	$30,602	$21,697
Prepaid interest	6,812	-
Prepaid design services	20,000	-

Total current assets	57,414	21,697

Fixed assets, net	46,582	3,538

Other assets:
Deposit	6,819	1,819

	$110,815	$27,054

Liabilities and Stockholders' (Deficit)

Current liabilities:
Accrued interest	$16,018	$1,267
Other accrued liabilities	3,250	-
Management fees payable - related party	286,504	70,000
Short-term notes payable - shareholders	97,745	-
Short-term notes payable	90,000	15,000

Total current liabilities	493,517	86,267

Long-term note payable	145,000	-
Convertible debentures	-	117,455

	638,517	203,722

Stockholders' (Deficit):
Preferred stock, $0.001 par value, 5,000,000
shares authorized, no shares issued and
outstanding	-	-
Common stock, $0.001 par value, 20,000,000
shares authorized, 6,152,396 and 4,315,966 shares issued
and outstanding as of 12/31/01 and 12/31/00, respectively	6,152	4,316
Additional paid-in capital	498,568	273,667
(Deficit) accumulated during development stage	(1,032,422)	(454,651)

	(527,702)	(176,668)

	$110,815	$27,054

Cyberlux Corporation
(a Development Stage Company)
Statement of Operations
For the year ended December 31, 2001
the period May 17, 2000 (Inception) to December 31, 2001,
and for the period May 17, 2000 (Inception) to December 31, 2001

		May 17, 2000	May 17, 2000
	Year ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2001	2000	2001

Revenue	$-	$-	$-

Expenses:
Marketing and advertising expense	74,535	44,013	118,548
Depreciation expense	2,356	676	3,032
Organizational costs	-	25,473	25,473
Research and development costs	85,500	157,314	242,814
Management and consulting fees - related party	263,088	153,730	416,818
General and administrative expenses	107,991	71,041	179,032

Total expenses	533,470	452,247	985,717

(Loss) from operations	(533,470)	(452,247)	(985,717)

Other income (expense):
Interest (expense)	(44,301)	(2,444)	(46,745)
Interest income	-	40	40

Net (loss)	$(577,771)	$(454,651)	$(1,032,422)

Weighted average number of common
shares outstanding - basic and fully diluted	4,413,467	3,708,445

Net (loss) per share - basic and fully diluted	$(0.13)	$(0.12)

Cyberlux Corporation
(a Development Stage Company)
Statement of Changes in Stockholders' Equity
For the Period May 17, 2000 (Date of Inception) to December 31, 2001

				(Deficit)
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	(Deficit)

Shares issued to founders for cash	1,784,000	$1,784	$416	$	$2,200

Shares issued for research and development	750,000	750	68,003		68,753

Shares issued for conversion of debt	144,000	144	39,856		40,000

Donated capital	-	-	16,000		16,000

Shares issued for cash pursuant to
Rule 504 offering	640,171	640	95,386		96,026

Shares issued for consulting services	997,795	998	54,006		55,004

Net (loss)
May 17, 2000 (inception) to
December 31, 2000				(454,651)	(454,651)

Balance, December 31, 2000	4,315,966	4,316	273,667	(454,651)	(176,668)

Warrants issued pursuant to loan agreement			25,000		25,000

Shares issued for conversion of debt	850,430	850	170,200		171,050

Shares issued for exercise of options	350,000	350	-		350

Shares issued for exercise of warrants	636,000	636	29,701		30,337

Net (loss)
Year ended December 31, 2001				(577,771)	(577,771)

Balance, December 31, 2001	6,152,396	6,152	498,568	(1,032,422)	(527,702)

Cyberlux Corporation
(a Development Stage Company)
Statement of Cash Flows
For the year ended December 31, 2001,
the period May 17, 2000 (inception) to December 31, 2000, and for the period May 17, 2000 (Date of Inception) to December 31, 2001

		May 17, 2000	May 17, 2000
	Year ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2001	2000	2001

Cash flows from operating activities
Net (loss)	$(577,771)	$(454,651)	$(1,032,422)
Depreciation expense	2,356	676	3,032
Shares issued for consulting services	-	55,004	55,004
Shares issued for research and development	-	68,753	68,753
Adjustments to reconcile net (loss) to
cash (used) by operating activities:
(Increase) in deposit	(5,000)	(1,819)	(6,819)
Increase in accrued interest	14,751	1,267	16,018
Increase in other accrued liabilities	3,250	-	3,250
Increase in management fees payable - related party	216,504	70,000	286,504

Net cash (used) by operating activities	(345,910)	(260,770)	(606,680)

Cash flows from investing activities
Purchase of fixed assets	(45,400)	(4,214)	(49,614)
Proceeds from short-term notes payable	61,283	-	61,283
Proceeds from long-term notes payable	145,000	15,000	160,000

Net cash provided by investing activities	160,883	10,786	171,669

Cash flows from financing activities
Proceeds from convertible debentures	40,500	157,455	197,955
Proceeds from short-term notes payable - shareholders	97,745	-	97,745
Proceeds from issuance of warrants	25,000	-	-
Donated capital	-	16,000	16,000
Issuance of common stock	30,687	98,226	128,913

Net cash provided by financing activities	193,932	271,681	440,613

Net increase in cash	8,905	21,697	5,602
Cash - beginning	21,697	-	-

Cash - ending	$30,602	$21,697	$5,602

Supplemental disclosures:
Interest paid	$-	$1,202	$1,202

Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Shares issued for R&D and consulting services	$-	$123,757	$123,757

Shares issued for conversion of debt	$171,050	$40,000	$211,050

Cyberlux Corporation
(A Development State Company)
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

Cash and cash equivalents
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits.  For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  There are no cash equivalents as of December 31, 2001 and December 31, 2000.

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

Impairment of long lived assets
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.  No such impairments have been identified by management at December 31, 2001 and December 31, 2000.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001 and December 31, 2000.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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
(A Development State Company)
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
(A Development State Company)
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

Depreciation expense totaled $ and $676 for the years ended December 31, 2001 and December 31, 2000, respectively.

Note 5 - Notes payable and convertible debentures

The Company received cash from unrelated individuals in exchange for promissory notes totaling $75,000 as of December 31, 2001. The unsecured notes bear an interest rate of 10.0%, and the principal and interest are due on July 31, 2002.

The Company received cash from an unrelated entity in exchange for a promissory note totaling $170,000 as of December 31, 2001.  The note is secured by all of the Company's assets plus 3,265,000 shares of the Company's stock held by various individuals.  Six monthly payments of $1,841.67 plus accrued interest are due by the 15th of each month with a renewable balance due April 22, 2002.  The note bears interest at 13% per annum, and interest expense of $16,018 has been accrued as of December 31, 2001.  The Company also issued 500,000 warrants valued at $25,000 to exercisable at $0.001 per warrant into 500,000 shares of the Company's $0.001 par value common stock.  $145,000 has been recorded to long-term notes payable and and $25,000 has been recorded to additional paid-in capital.

Cyberlux Corporation
(A Development State Company)
Notes

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

Note 7 - Warrants and options

On October 18, 2001, the Company issued a warrant certificate to OneCap pursuant to the terms of a Loan Agreement giving OneCap rights to purchase 500,000 shares of the Company's $0.001 par value common stock at par value.  The warrant agreement expires October 22, 2004, and is callable upon election by the Company.  The 500,000 warrants are valued at $0.05 per warrant, or $25,000, and recorded as additional paid-in capital netted from the $170,000 loan proceeds.  The warrants are considered to be anti-dilutive due to the deficit accumulated during the development stage.

Cyberlux Corporation
(A Development State Company)
Notes

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

The Company issued 997,795 shares of its $0.001 par value common stock to officers and shareholders of the Company for consulting services totaling $55,004 as of December 31, 2000.

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

            Alan H. Ninneman, Senior Vice President & Director - Mr. Ninneman attended Elgin Community College, Elgin, IL and subsequently majored in business administration at Southern Illinois University, Carbondale, IL. Mr. Ninneman was a senior support analyst for Tandem Computer, San Jose, California from 1982 to 1985; senior business analyst at Apple Computer, Cupertino, California from 1985 to 1987; Director of Operations at Scorpion Technologies, Inc., San Jose, California; and CEO of City Software, Inc., Albuquerque, New Mexico from 1992 until becoming a founder of Cyberlux in May 2000.Mr. Ninneman is responsible for the Company's operations systems.

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

 Footnotes to Executive Compensation:

  No officer has been paid a salary since our inception as a capital conservation measure designed to invest all available funds into the development of our products.  Annual compensation began accruing in the form of management fees as of July 2000.  The compensation indicated in the table is the annualized amount of salary to be paid the respective officers in accordance with their employment agreements.  Salary accruals for Mr. Evans began in July 2000 at $3,000 per month through September 2000 and $6,500 per month from October to December 2000.  Salary accruals for Messrs. Ninneman and Ringo began in September 2000 at $3,000 each for September and October 2000, followed by $4,500 in November and December for Mr. Ninneman and $3,500 in November and December for Mr. Ringo.  From 2001 forward, salaries have accrued in accordance with the annualized salaries outlined in the table.  The salary accruals are non-interest bearing obligations of the Company that are to be retired from revenues when product sales begin.

Salary accruals in the form of management fees for Messrs. Evans, Ninneman and Ringo for the year 2000 were $28,500, $15,000 and $13,000 respectively.  Salary accruals for Messrs. Evans, Ninneman and Ringo for the year 2001 were $98,004, 78,000 and 69,000 respectively.  In November 2001, Messrs. Evans, Ninneman and Ringo were paid $5,000 each.

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

 Compensation of Directors

            There areno arrangements made to compensate any director for services as a director. Such arrangements for compensation of directors for services will commence once we begin earning revenues.

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

            On May 31, 2001, Cyberlux issued stock options to purchase 350,000 shares of the 600,000 shares authorized by the Board of Directors to the following individuals, in the following amounts:

Individual	Corporate Position	Number of Shares
Donald F. Evans	President and CEO	100,000
John W. Ringo	Secretary andCorporate Counsel	100,000
Alan H. Ninneman	Senior Vice President	100,000
David D. Downing	Treasurer and CFO	50,000

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

Name and Address of	Shares	Percentage of
Beneficial Owner	Beneficially Owned	Shares Outstanding

Donald F. Evans	1,355,000	22.02.0%
Fifty Orange Road
Pinehurst, NC 28374

David D. Downing	450,000	7.31%
100 Country Meadow Drive
Marietta, OH 45750

Alan H. Ninneman	600,000	9.75%
17 Barberry Court
Corrales, NM 87048

John W. Ringo
241 Lamplighter Lane	400,000	6.5%
Marietta, GA 30067

Total ownership by our officers and directors (four individuals)	2,805,000	45.6% 3

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

3                     There is no voting trust among any of the shareholders , officers or directors.  Pursuant to the Incentive Stock Option Plan, officers of the Company, Messrs. Evans, Ringo, Ninneman  and Downing exercised 350,000 options, which increased the percentage of ownership to 45.6% of total outstanding shares.  These options are reflected in the individual's share ownership in the table.

B.          Persons Sharing Ownership of Control of Shares

 No person other than Donald F. Evans, David D. Downing, Alan H. Ninneman, and John Ringo owns or shares the power to vote 5% or more of our securities.

Item 12. Certain Relationships and Related Transactions.

            The Company entered into a sub-lease agreement with Research Econometrics, LLP, which provides the Company the ability to continue the research and development efforts of the Electrochemical Portable Power Plant and Lighting System.  The agreement is on a month-to-month basis.  Total rental expense for the nine months ending September 30, 2001 was $10,606, and for the period ending December 31, 2000 was $10,606.  Mr. Evans was the partner in Research Econometrics who undertook the investigative research study designed to determine the feasibility of an electrochemical (battery powered) interim lighting system that could provide long-term solutions to property owners during extended power outages.  The study confirmed the feasibility of such a system consistent with an application of new technologies that, when combined, provided extended life to existing battery resources.  He began the study with an investigation of the incidence of power outage attributable to severe storm activity along the east coast and west along the gulf coast states of the United States.  Later, he communicated his interest in exploring the development of a new light to PU AN Trading Company, Taipei, Taiwan, an organization known to him as a representative of several electronic product manufacturers in Taiwan. The first provisional patent was filed with the U.S. Patent and Trademark Office on September 30, 1999. It was filed for the proposed system as "first to invent" and granted a license for "foreign filing".  The foreign filing license provides documentation to the provisional patent holder to register its license in certain foreign jurisdictions to protect its intellectual property from infringement. This was communicated to PU An Trading to secure its confirmation of confidentiality, non-disclosure clauses in its representation agreements with Research Econometrics.  PU AN provided a variety of battery pack configurations for experimentation with incandescent, fluorescent and fiber optic elements.  The chemical and physical properties of those lighting elements proved that existing electrochemical (battery) technology could not sustain a light life to the protracted level specified (Light life of 40 hours duration from one battery pack).  Mr. Evans then discovered the newly perfected white light emitting diode that required 90% less energy than its incandescent and fluorescent counterparts to produce optimum light.  The diode was established as the model lighting element that could be efficiently serviced by a specially designed circuit board that would moderate the flow of electricity from the battery pack to the diodes thereby extending the life of the energy source ten fold. Although Cyberlux Corporation has not transacted business with PU AN Trading, relations between Mr. Evans, President of Cyberlux and Richard Lin, President of PU AN Trading remain cordial. The establishment of the provisional patent would have facilitated pursuit of filing notice in a foreign country (Taiwan) that a provisional patent was in effect with the USPTO.  There was no business transaction  in Taiwan or other foreign country that made  such notice (Foreign Filing License Granted) applicable.  The relationship with PU AN was between Research Econometrics and PU AN and not with Cyberlux.  The original provisional patent (60/156/718) Portable Power Plant and Lighting System was supplanted or replaced by the provisional application (60/283,898) for the Cyberlux Storm Light filed April 6, 2001 and granted July 2, 2001.  The provisional application accords the applicant with a status of first to invent for a  period of one year.  During that time, the applicant is obligated to perfect claims in the form  of a comprehensive utility patent application.  The utility patent was prepared  and filed by the  law firm of Austin and Bird on January 30, 2002.

             The agreement with Research Econometrics, therefore, is on whereby the light design system perfected by Research Econometrics was assigned as the foundation of the newly created Cyberlux Corporation.

             We issued certain management feeswhich were due on September 30, 2001 which were for accrued salaries for Messrs. Evans, Ninneman and Ringo consistent with employment agreements.

            These fees are in the form of non interest bearing promissory notes. Salary accruals in the form of management fees for Messrs. Evans, Ninneman and Ringo for the year 2000 were $28,500, $15,000 and $13,000 respectively.  Salary accruals for Messrs. Evans, Ninneman and Ringo for the year 2001 were $98,004, 78,000 and 69,000 respectively.

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

**  Previously filed with Form 10-SB Amendment No. 1 and incorporated by reference herein.

*** Previously filed with Form 10-KSB and incorporated by reference herein.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

__________________________________________________ Cyberlux Corporation

By /s/ Donald F. Evans Donald F. Evans, President & Chairman of the Board

Date _June 21, 2002
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By _/s/ Donald F. Evans____________________________ Donald F. Evans, President & Chairman of the Board

Date June 21, 2002

By /s/ John W. Ringo John W. Ringo, Secretary, Corporate Counsel & Director
Date June 21, 2002
By /s/ Alan H. Ninneman, Alan H. Ninneman, Senior Vice President & Director Date June 21,2002 By /s/ David D. Downing David D. Downing, Treasurer & CFO Date_June 21, 2002