Form 10KSB/A
period 2001-12-31
CYBERLUX CORP
filed 2002-10-16
CIK 1138169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2
to

Form 10-KSB

[x ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to _____________
Commission file number 000-33415

Cyberlux Corporation (Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	91-2048978 (I.R.S. Employer Identification No.)

50 Orange Road, PO Box 2010 Pinehurst, North Carolina (Address of principal executive offices)	28374 (Zip Code)

Issuer's telephone number (910) 235-0066

Securities registered under Section 12(b) of the Exchange Act: None

Title of each class ___________________________________ ___________________________________	Name of each exchange on which registered None ___________________________________

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

 [x ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x ]

State issuer's revenues for its most recent fiscal year.  None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)  The Issuer's common stock does not yet publicly trade.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 12, 2002  there were 6,222,396 shares of $0.001 par value common stock outstanding ..

Documents Incorporated by Reference: None

Transitional Small business Disclosure Format. Yes ____   No     X

INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

PART I

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning underlying assumptions and other statements that are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Item 1.   Description of Business.

A.         Business Development and Summary

            We were formed as a Nevada Corporation on May 17, 2000 under the name Cyberlux Corporation.  Our articles authorize us to issue up to 20,000,000 shares of common stock at a par value of $0.001 per share and 5,000,000 shares of preferred stock at a par value of $0.001 per share.

            Our management founded the Company to design, develop, manufacture, market and sell advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.  Although the diode illumination industry is in its infancy, these lighting systems offer the potential to make continued advancements in illumination technology.  Light emitting diodes (LEDs) consume 90% less energy than their incandescent counterparts to produce a comparable lumen output. Fluorescent tubes are similar to incandescent bulbs in life light by virtue of the fact that both elements burn.  Diodes do not burn.  Instead, diodes convert electrical current to electromagnetic energy that produces light without heat.  A lumen is a unit of measure used to determine light intensity.  We believe that in electrochemical (battery powered) applications, this decrease in energy consumption positions our lighting solutions as a much more durable and reliable lighting source than other alternatives.  In standard electrical current applications, the calculated life of diodes as lighting elements is over ten years versus hours for traditiona1 incandescent or fluorescent bulbs.  The performance characteristics of diminutive energy consumption and extended life have prompted LED implementation in traffic lights and brake lights, and to a lesser degree in our area of focus, diode illumination.

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

            During the course of the research study, the newly developed bright white diode was discovered, which served to validate the intent of the study, as an economical solution to long-term battery powered interim lighting systems.  Subsequently, Cyberlux Corporation was formed to pursue development of diode illumination products.  Research Econometrics Partners founded Cyberlux and received stock therein in return for assignment of research data and a provisional patent  (see Changes in Securities page 9).

           The original patent application was filed as Electrochemical Portable Power Plant and Lighting System, September 30, 1999 and registered as a provisional patent, number 60/156/718, on October 14, 1999.  The provisional patent was assigned to Cyberlux, a corporation in formation, on March 31, 2000.  The patent application was subsequently expanded to include mechanical drawings, resubmitted as CYBERLUX STORM LIGHT on April 16, 2001 and registered as a provisional patent number 60/283/898 on July 2, 2001.

The patent  and trademark development was undertaken by the law firm of Alston and Bird, LLP on May 19, 2001.  Trademarks for Cyberlux, serial number 76/339,373 and the Home Safety Light, serial number 76/337,236 were effective on November 16, 2001 and November 12, 2001, respectively.  The comprehensive  utility patent application entitled, APPARATUS AND METHODS FOR PROVIDING EMERGENCY LIGHTING was filed by Alston and Bird on January 11, 2002.  The current status of the twenty-six patent claims contained in the application during its review period is that of Patent Pending.

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

             We entered into a Proprietary Product Manufacturing Agreement with SCCS (see Exhibit 10a) on April 24, 2001 that provides for the purchase of all component parts for our products by SCCS; conformance of parts acquired to Cyberlux specifications; exact assembly of parts in accordance with schematics; verified accountable tests of each unit prior to packaging; individual-packaging; finished goods inventory warehousing; palletized shipping containment's per purchase orders; and loading for shipment FOB Shelbyville. Under the terms of the agreement, SCCS is initially obligated to assemble, package and ship 80,000 lights every thirty working days, unless modified by both parties.  The actual number of units produced is a function of purchase orders submitted by Cyberlux based upon purchase orders received by Cyberlux for retailers. Cyberlux has agreed to pay SCCS 112% of the costs associated with production of finished products within thirty days of the shipment date. The agreement also provides that profits for sales of replacement parts will be split 40% to SCCS and 60% Cyberlux.  SCCS has estimated that parts, components and shipping costs per unit as of the date of the agreement was $11.48.  The estimate could vary based upon market conditions and  volume pricing

            SCCS coordinates materials inventory with Cyberlux approved vendors based upon purchase orders or blanket orders for products.  Robrady Design, Inc., our industrial design firm, is instrumental in providing detailed working drawings for injection molded parts to tool manufacturers in the US and abroad.  We have retained International Consolidated Technologies (ICT), an Illinois corporation headquartered in Casey, Illinois, to produce multi-cavity steel molds and temporary molds required for proprietary injection molded parts.  The molds will be manufactured at ICT's plant in Korea and the component part manufacture will occur in Casey, IL, which is within 35 miles of the SCCS assembly operation in Shelbyville, IL.

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

            We are positioned to go to production of the Home Safety Light with the completion of the injection molds in January, 2002.  These molds provide the proprietary component parts, which in conjunction with the proprietary circuit board and battery pack, complete the finished product.  Our objective is delivery to the first purchase orders during the fourth quarter of 2002.

            We have produced 200 units of the Home Safety Light to use for sales and marketing purposes.

             We submitted a proposal to a major home improvement warehouse chain in January 2002, wherein we suggested introduction of the Home Safety Light through its stores located in Virginia, North Carolina, South Carolina and Florida.  We have since expanded the proposal to include stores located in Alabama, Mississippi, Louisiana and Texas.   The product introduction in the stores suggested is consistent with the geography usually affected by storm activity during the Hurricane Season (June 1 through November 30). One characteristic of the Hurricane Season is the incidence of power outages caused by severe storms. The Home Safety Light is designed as a long-term interim light source which is particularly useful during power outages. In anticipation of providing the product to the stores suggested, Cyberlux issued a purchase order to SCCS for 10,000 Home Safety Lights which have been produced.  The proposal to this national chain is currently under consideration, but no purchase order has yet been received from them. The first 200 units produced were to test circuit board accuracy and product assembly protocols. The 200 units are now used as working models for display and sales purposes.

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

            On July 19, 2002, we developed a web site (www.cyberlux.com)  which gives us the ability to offer the Home Safety Light over the internet.  We have also partnered with www.hurricanetrack.com to link to our web site.

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

            The circuitry design of the Cyberlux Home Safety Light contributed to the development of a second-generation product, Cyberlux Wireless Interim Lighting System (CWILS), which is currently in the design and testing stage.  CWILS is a permanently installed system comprised of three light fixtures and one radio frequency (RF) transmitter.  The circuit board in each of the fixtures contains an RF receiver that is activated by a signal from the RF transmitter that is plugged into an electrical wall outlet in a home or business.  When the power that activates the wall outlet is interrupted (as in a power outage), the RF transmitter sends a signal to the three fixtures, which illuminates the diodal lighting elements thereby providing a bright blanket of light to the space in which the fixture is installed. Pending successful sales of the Home Safety Light and obtaining additional financing, the CWILS product is scheduled for introduction to retail sales during the second quarter of 2003.

            (4)    Industry background

            Our Company was born from an investigative research study designed to identify a new approach to the development of an electrochemical (battery powered), portable, interim lighting system capable of providing safe illumination for extended periods of time to property owners deprived of electrical service caused by power outages.  Although power outages have come to be a recurring phenomenon due to anomalies in electrical service distribution networks, the focus of the initial study was on disruptions caused by severe storm activity along the Atlantic and Gulf States' coastlines and the corresponding affected inland electrical grids.  The National Weather Service labels annual storm activity as the Hurricane Season, which is officially monitored from June 1st to November 30th each year.  Other deficiency outages not related to weather have been labeled by the press as rolling blackouts.

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

             (10) Research and development activities

            The Cyberlux Wireless Interim Lighting System (CWILS), referenced in sub section (3) above, is an example of ongoing research into several applications for our technology.  Other products that have been positioned for design and testing are battery powered trade show display lighting elements; navigational lighting for small craft; sealed lighting elements for miner's helmets; and replacement lighting elements for hard-wired outdoor walkway, parking lot or landscape illumination systems.  During the last two years, we have incurred research and development expenses of $157,314 for the year 2000 and $85,500 or the year 2001.  These amounts do not include administrative overhead, travel or other expenses associated with that development.

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

            In May 2000, all research and development was  assigned to Cyberlux Corporation (incorporated May 17, 2000) which continued the research and development effort with Technology Associates, Inc., Reno, Nevada and later with Light Technology, Inc., Sarasota, Florida.  The following amounts were expended directly to the two companies for development of circuitry, optics and mechanical design:

Technology Associates	$ 5,055
Light Technology, Inc.	108,500
Light Technology, Inc.	3,500
$ 117,055

Total Year 2000	$ 157,314

            Research and Development Expenses for the year 2001

            In January 2001, it became clear that Light Technology, Inc. could not produce a production prototype model to the specifications provided by Cyberlux.  (On April 18, 2001, we subsequently filed a civil complaint against Light Technology, Inc. and Safe-Light Industries, LLP and their principals alleging breach of contract, fraud, misappropriation of trade secrets and sought injunctive action against the defendants to prevent them from misappropriating trade secrets as well as to recovery monetary damages) (See Legal Proceedings, page 7.)

            At that time, Cyberlux identified and retained an industrial design firm, Robrady Design, Inc., Sarasota, Florida and an electronic circuitry design firm, TKJ, Inc, Northbrook, Illinois to pursue development consistent with Cyberlux specifications.

TKJ, Inc.	$ 2,500.00
Robrady Design, Inc.	83,000.00
Total Year 2001	$ 85,500.00

            All the amounts paid to Robrady were for design work done on the Home Safety Light. with the exception of a $20,000 Convertible Debenture for future work on the Cyberlux Wireless System. As of this date, Robrady has been paid in full for all services rendered. The contract with Robrady Design, Inc. for work on the storm light device (Home Safety Light) reflects a base price estimate of $70,000.00. In addition, however, there are three expense categories to be paid on an as incurred basis. These categories are listed as Material Expenses, Travel Expenses and Additional Work Requested (page 9 of contract). Robrady was instructed to fabricate 12 prototype lights which required the creation of rubber molds from which plastic parts integral to completion of the fixture could be produced. (Temporary rubber molds are created by a stereo lithography process to build a limited number of precision parts for prototype model production by hand.) All of these costs were paid on delivery of the prototype units ordered.. As of this date, Robrady Design, Inc. has been paid in full for all work performed in connection with the Home Safety Light and has been prepaid ($20,000 Convertible Debenture) for preliminary design work on the Cyberlux Wireless System. The Debenture entitles the holder to 10% interest per annum.  The holder, subject to prior redemption by Cyberlux, may convert the debenture into common stock of Cyberlux in a ratio of one common share for each one dollar amount of principal.  The original maturity date of March 31, 2002, was extended by the Cyberlux Board of Directors to March 31, 2003.

            (12) Employees

            We currently have four (4) full time employees.  Our employees are primarily at the executive level based upon our role in coordination of outsource contracts for manufacturing and other production considerations.  Currently, there exist no organized labor agreements or union agreements between Cyberlux and our employees.  However, we have employment agreements with the following executive officers:  Donald F. Evans, President (see Exhibit 10b), Alan H. Ninneman, Senior Vice President (see Exhibit 10c) and John W. Ringo, Secretary and Corporate Counsel (see Exhibit 10d).  We believe that our relations with our employees are good.

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

           (14) Dependence on Key Customers

            The Company is currently not dependent on any single customer for a significant portion of its annual sales.

           (15) Major Suppliers

            The Company is currently not dependent on any major suppliers. The Company does rely on its investor and lender relationships as a source of capital for its operations.

            (16) Compliance with Cost of Environmental Regulations

            The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that the Company will not incur such costs in the future

Item 2.   Description of Property.

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

Background:

            Cyberlux came into contact with Light Technology, Inc. (LTI) and Rachwal in early 2000.  We were seeking someone with the knowledge and expertise to assist us in the development of an emergency light using white LEDs.  LTI and Rachwal represented that they they had such knowledge and expertise and could finalize the development of the Cyberlux emergency light by September 30, 2000 so that we could begin manufacturing and selling the emergency light by November 2000.  Rachwal and LTI also advised us that we could acquire all the assets of LTI and the rights to LTI's flashlight which also used white LEDs provided Rachwal was made an officer and director of Cyberlux as well as be in charge of design work for the Company.

            In order to evaluate this offer, we requested accounting and financial records to verify the representations of LTI and Rachwal and to attempt to ascertain the value of LTI.  Despite repeated attempts, LTI and Rachwal were unable to provide adequate, verifiable financial records.  Nonetheless, in order allow LTI and Rachwal to proceed with the development of the emergency light in order to meet the November shipping deadline, Cyberlux and LTI entered into a Letter of Intent on June 12, 2000. This Letter of Intent also contained a confidentiality clause protecting our interests.  Pursuant to the Letter of Intent we paid LTI $100,000 to develop a prototype of an emergency storm light and possible acquisition of the assets of LTI based upon an independent evaluation of the of the worth of the assets.  We hired the Sarasota CPA firm, Kerkering, Barbario & Co. to independently do an evaluation of the LTI assets. Kerkering, Barbario came to the conclusion that LTI had no verifiable assets of any value.  Furthermore, LTI never developed and produced a working model of the emergency storm light.  We incurred meeting and travel expenses of $36,401 associated with LTI during the period June through December 2000.  $43,699 was expended for marketing expense in anticipation of the promised delivery of the light.  We also made loans to defendant Safe-Light in the Amount of $13,188 to assist in development and marketing of its products based upon representation that the assets of Safe-Light would be acquired by us.

            We instituted our complaint against the defendants when we learned, through a local newspaper article that LTI and Safe-Light had merged and had developed an emergency light.  We had confidentiality rights with both companies.  The defendants breached their contracts with us by misappropriating trade secrets and we are seeking monetary damages as well injunctive relief to prevent them from capitalizing on the misappropriation of trade secrets.  Despite the news article in which Rachwal announced that LTI had developed an emergency light, he did not object to the injunction stating that he did not have such a light.

            There is no similarity between our product, the Home Safety Light, and LTI's product, known as the Pal Light.  Our product, which is described in detail in the business section, has 10 diodes and provides a blanket of light to light up a room in the event of a power outage.  The LTI product is a small flashlight that uses one diode.  The two products are not in the same category.

               Defendant LTI claims that we breached the contract terms of the letter of intent and joint venture agreement by failing to maintain confidential disclosed to us and intentionally disclosing confidential information to third parties.  Despite receiving $100,000 from us defendants claim we failed to fund the development of the Light and claim that we owe them in excess of $100,000 by breaching the letter of intent and joint venture agreement.  Further, defendants claim we failed to pay fees set forth in the licensing agreement notwithstanding that the condition precedent to pay said fees (the successful completion of a private placement by us, which was subsequently withdrawn due to market conditions).

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

Case Number:            2001 CA 005309 NC Div. C.

Item 4.   Submission of Matters to a Vote of Security Holders.

           There  were no matters submitted to a vote of security holders during the year  ended  December  31,  2001.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

There is currently no trading market for the registrant's common stock.

Number of Shareholders

The number of beneficial holders of record of the Common Stock of the Company as of  the  close  of  business  on  October 4-, 2002,  was  117.

Dividend Policy

To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

Changes in Securities

          The following discussion describes  all the securities we have sold within the past three fiscal years.  On May 17, 2000, we were incorporated under the laws of the State of Nevada as Cyberlux Corporation.  We are authorized to issue 20,000,000 shares of common stock, par value $0.001 and 5,000,000 shares of preferred stock, par value $0.001.

            On May 19, 2000, we issued 1,640,000 shares of our common stock,  with par value of $0.001 per share to nine founding individuals which were fully paid and non-assessable in exchange for cash of $2,200.  All Shares issued by the Company were issued in accordance with Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

          During May 2000, we issued 750,000 shares of our $0.001 par value common stock in exchange for research and development costs paid by Research Econometrics, LLP in the amount of $68,753. The shares were issued in accordance with Section 4(2) of the Securities Act.  No broker or dealer was involved in the transaction and no discounts or commissions were paid.

           During May 2000, the Company issued 875,000 shares of its $0.001 par value common stock to Donald F. Evans in exchange for consulting services valued at $36, 585. The shares were issued in accordance with Section 4(2) of the Securities Act.  No broker or dealer was involved in the transaction and no discounts or commissions were paid.

           During May 2000, we issued 288,000 shares of our $0.001 par value common stock in exchange for convertible debentures in the amount of $40,000 in accordance with Section 4(2) of the Securities Act.. The shares were issued in accordance with Section 4(2) of the Securities Act.  No broker or dealer was involved in the transaction and no discounts or commissions were paid.

            On November 30, 2000, we completed a public offering of shares of common stock in accordance with Regulation D, Rule 504 of the Securities Act of 1933, as amended, and the registration by qualification of the offering in the State of Nevada and the State of Arkansas.  This offering was conducted on a best efforts basis and was not underwritten.  We sold 640,171 shares of common stock, par value, at a price of $0.15 per share to 51 unaffiliated shareholders of record, none of whom were or are our officers or directors.  The offering was sold for  $96,026 in cash.

            During November 2000, 122,795 shares of common stock were issued to a consulting firm in services rendered valued at $18,419. The shares were issued in accordance with Section 4(2) of the Securities Act.  No broker or dealer was involved in the transaction and no discounts or commissions were paid.

            Listed below are the requirements set forth under Regulation D, Rule 504 and the facts, which support the availability of Rule 504 to this offering:

            Exemption

             Offers and sales of securities that satisfy the conditions in paragraph (b) of this Rule 504 by an issuer that is not:

  Subject to the reporting requirements of section 13 or 15(d) of the Exchange Act;

  An investment company; or

  A development stage company that either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, shall be exempt from the provision of section 5 of the Act under section 3(b) of the Act.

            At the time of the offering, we were not subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act.  Further, we have never been considered to be an investment company.  In addition, we have continuously pursued our specific business plan of developing and manufacturing optoelectronic products.

            Conditions to be met

            General Conditions - To qualify for exemption under this Rule 504, offers and sales must satisfy the terms and conditions of Rule 501 and Rule 502 (a), (c) and (d), except that the provisions of Rule 502 (c) and (d) will not apply to offers and sales of securities under this Rule 504 that are made:

1.       In one or more states that provide for the registration of the securities that require the filing and delivery to investors of a prospectus before sale, and are made in accordance with those state provisions;

2.       In one or more states that have no provision for the registration of the securities or the filing or delivery of a disclosure document before sale, if the securities have been registered in at least one state that provides for such registration, public filing and delivery before sale, offers and sales are made in that state in accordance with such provisions, and the disclosure document is delivered before sale to all purchasers; or

3.       Exclusively according to state law exemptions from registration that permit general solicitation and general advertising so long as sales are made only to accredited investors as defined in Rule 501(a).

            On August 21, 2000, we were issued a notice of effectiveness by the State of Nevada, in response to our application for registration by qualification in that state.  The application for registration by qualification was filed in accordance with the provisions of NRS 90.490, which requires the public filing and delivery to investors of a disclosure document before sale.

            On October 31, 2000, we were issued a notice of effectiveness by the State of Arkansas, in response to our application for registration by qualification in that state.  The application for registration by qualification was filed pursuant to Arkansas Code Ann. Section 23-42-503(b) and Rule 503.01(B)(1) of the Rules of the Commissioner, which requires the public filing and delivery to investors of a disclosure document before sale.  This offering was conducted exclusively in the states of Nevada and Arkansas.

            Proceeds of the Offering - The aggregate offering price for an offering of securities under this Rule 504, as defined in Rule 501(c), shall not exceed $1,000,000, less the aggregate offering price for all securities sold within the twelve months before the start of and during the offering of securities under this Rule 504, in reliance on any exemption under section 3(b), or in violation of section 5(a) of the Securities Act.  The aggregate offering price was $345,000, of which $96,026 was sold.

            In January 2001, holders of the Company's convertible notes payable elected to convert $104,817 of debt in exchange for 698,782 shares of the Company's $0.001 par value common stock in accordance with Section 4(2) of the Securities Act..

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

            During November 2001, officers of the Company elected to exercise their options to purchase 350,000 shares of its $0.001 par value common stock for cash of $350.

           During the year ended December 31, 2001, certain warrant holders elected to convert their warrants to 636,000 shares of the Company's $0.001 par value common stock for cash of $14,250.

           During the year ended December 31, 2001, the Company issued 151,648 shares of its $0.001 par value common stock in exchange for convertible debentures in the amount of  $75,824.. The shares were issued in accordance with Section 4(2) of the Securities Act.  No broker or dealer was involved in the transaction and no discounts or commissions were paid.

                On May 29, 2002, the Company issued 70,000 shares of its $0.001 par value common stock to an individual for services rendered valued at $49,000. The shares were issued in accordance with Section 4(2) of the Securities Act.  No broker or dealer was involved in the transaction and no discounts or commissions were paid.

           There have been no other issuances of common or preferred stock.

Item 6.   Management's Discussion and Analysis or Plan of Operation.

         When used in this Form 10-KSB and in our future filings with the Securities and Exchange Commission, the words or phrases will likely result, management expects, or we expect, will continue, is anticipated, estimated or similar expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Readers are cautioned not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made.  These statements are subject to risks and uncertainties, some of which are described below.  Actual results may differ materially from historical earnings and those presently anticipated or projected.  We have no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated events or circumstances occurring after the date of such statements.

General Overview

         The Company is in the development stage and  its efforts have been principally devoted to designing, developing manufacturing and marketing advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.

Revenues

          We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in our second year of actual operation as the Company transitions from a development stage company to that of an active growth and acquisition stage company.

Costs and Expenses

          From our inception through December 31, 2001, we have not generated any revenues. We have incurred losses of $ 1,090,925 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

Liquidity and Capital Resources

         As of December 31, 2001, we had a working capital deficit of $ 606,103 . As a result of our operating losses from our inception through December 31, 2001, we generated a cash flow deficit of $ 578,810 from operating activities. Cash flows used in investing activities was $49,614 during the period May 17, 2000 (date of Company's inception) through December 31, 2001. We met our cash requirements during this period through the private placement of $112,826 of common stock, $432,455 from the issuance of  notes (net of repayments and costs), $97,745 from the issuance of notes payable to Company officers and shareholders , and $16,000 capital contributed by the Company's  principal shareholders.

         While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

          We believe that our existing capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through the next 12 months. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

          The independent auditors report on the Company's December 31, 2001 financial statements included in this Form states that the Company's recurring losses  raise substantial doubts about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

          In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25".  FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination.  FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after December 15, 1998 or January 12, 2000.  The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in a future period.

          In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible Assets (FAS 142).  FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition.  These standards require all future business combinations to be accounted for using the purchase method of accounting.  Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually.  The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001.  As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001.  The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements.

           In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144).  FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes FAS 121, "Accounting for the Impairment of Long Lived Assets for Long-Lived Assets to be Disposed of" (FAS 121) and related literature, establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale.  The Company is required to adopt FAS 144 no later than January 1, 2002.  The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

Product Research and Development

          We anticipate continuing to incur  research and development expenditures in connection with the development of the Cyberlux Wireless Lighting System  during the  next twelve months.  This includes, but is not limited to: a Landscape Illumination System and OEM Task Light designed for use by helmet manufacturers that produce specialty headgear for the military; police/fire and safety; mining industry, and ski/cycle safety firms.

           These projected expenditures  are dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of research and development during the next twelve months.

Acquisition or Disposition of Plant and Equipment

          We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations. We believe we have sufficient resources available to meet these acquisition needs.

Number of Employees

         From our inception through the period ended December  31, 2001, we have relied on the services of outside consultants for services and  currently have four (4) full time employees.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change  during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Trends, Risks and Uncertainties

          We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our Common Stock.

Cautionary Factors that may Affect Future Results

         We provide the following cautionary discussion of risks, uncertainties and possible inaccurate assumptions relevant to our business and our products. These are factors that we think could cause our actual results to differ materially from expected results. Other factors besides those listed here could adversely affect us.

Limited Operating History Anticipated Losses; Uncertainty of Future Results -

          We were incorporated in May, 2000 and therefore  have a limited operating history upon which an evaluation of our Company and our prospects can be based. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving products and  methods which we intend to develop and market, and the acceptance of our business model. We will be incurring costs to: (i) design, develop, manufacture  and market  our products; (ii) to establish distribution relationships;  and (iii) to build an organization. To the extent that such expenses are not subsequently followed by commensurate revenues, our business, results of operations and financial condition will be materially adversely affected. We, therefore, cannot insure that we will be able to immediately generate sufficient revenues. We expect negative cash flow from operations to continue for the next 12 months as we continue to develop and market our business. If cash generated by operations is insufficient to satisfy our liquidity, we may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to our stockholders. Our initial operations may not be profitable, since time will be required to build our business to the point that our revenues will be sufficient to cover our total operating costs and expenses. Our reaching a sufficient level of sales revenues will depend upon a large number of factors, including availability of sufficient working capital, the number of  customer  we are able to attract,  and the costs of manufacturing and distributing our products.

Liquidity and Working Capital Risks; Need for Additional Capital to Finance Growth and Capital Requirements

          We have had limited working capital and we are relying upon notes (borrowed funds) to operate. We may seek to raise capital from public or private equity or debt sources to provide working capital to meet our general and administrative costs until net revenues make the business self-sustaining.  We cannot guarantee that we will be able to raise any such capital on terms acceptable to us or at all. Such financing may be upon terms that are dilutive or potentially dilutive to our stockholders. If alternative sources of financing are required, but are insufficient or unavailable, we will be required to modify our growth and operating plans in accordance with the extent of available funding.

New Business

          We are a new business and you should consider factors which could adversely affect our ability to generate revenues, which include, but are not limited to, maintenance of positive cash flow, which depends on our ability both to raise capital and to obtain additional financing as required, as well as the level of sales revenues.

Potential fluctuations in quarterly operating results -

          Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside our control, including: the demand for our products; seasonal trends in purchasing, the amount and timing of capital expenditures and other costs relating to the development of our products; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the consumer lighting industry. Our quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at our early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that our operating results will fall below our expectations or those of investors in some future quarter.

Dependence Upon Management

          Our future performance and success are dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Mr. Donald  Evans, our founder and  President and Chairman of our Board of Directors. If we lost the services of Mr. Evans or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business.  We do not maintain key man life insurance on any of our Management.

Lack of Independent Directors

            We cannot guarantee that our Board of Directors will have a majority of independent directors in the future. In the absence of a majority of independent directors, our executive officers, who are also principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof. This could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

Limitation of Liability and Indemnification of Officers and Directors

          Our officers and directors are required to exercise good faith and high integrity in our Management affairs. Our Articles of Incorporation provide, however, that our officers and directors shall have no liability to our shareholders for losses sustained or liabilities incurred which arise from any transaction in their respective managerial capacities unless they violated their duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend or stock repurchase, or derived an improper benefit from the transaction. Our Articles and By-Laws also provide for the indemnification by us of the officers and directors against any losses or liabilities they may incur as a result of the manner in which they operate our business or conduct the internal affairs, provided that in connection with these activities they act in good faith and in a manner that they reasonably believe to be in, or not opposed to, the best interests of the Company, and their conduct does not constitute gross negligence, misconduct or breach of fiduciary obligations. To further implement the permitted indemnification, we have entered into Indemnity Agreements with our officers and directors.

Continued Control by Current Officers and Directors

          The present officers and directors own  approximately 45 % of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See "Security Ownership of Certain Beneficial Owners and Management")

Management of Potential Growth

           We anticipate rapid growth, which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

Item 7.    Financial Statements

           The  financial statements and supplementary financial information which are required to be filed under this item are presented under Item 13. Exhibits, Financial Statement Schedules and Reports on Form 10-KSB in this document, and are incorporated herein by reference.

Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          On July 17, 2002, G. Brad Beckstead ("Beckstead"), resigned as the Company's certifying accountant. Beckstead's reports on the Company's financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion; however, the audit report for the years ended December 31, 2001 and 2000 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The decision to change its certifying accountant was approved by the Company's Board of Directors. During the year ended December 31, 2001 and the period May 17, 2000 (date of inception) through December 31, 2001, and the subsequent interim period through  July 17, 2002 the Company has not had any disagreements with Beckstead on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

          The Company has engaged Russell Bedford Stefanou Mirchandani LLP (" Russell Bedford Stefanou Mirchandani") as its certifying accountant as of August 23, 2002 for the Company's fiscal year ending December 31, 2002. The Company had not consulted  with Russell Bedford Stefanou Mirchandani prior to Russell Bedford Stefanou Mirchandani's retention on either the application of accounting principles or the type of opinion Russell Bedford Stefanou Mirchandani might render on the Company's financial statements.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

 A.         Directors and Executive Officers

             The following table sets forth certain information with respect to each of our executive officers or directors.

Name	Age	Position	Appointed

Donald F. Evans	67	President & Chairman of the Board	May 19, 2000

John W. Ringo	57	Secretary, Corporate Counsel & Director	May 19, 2000

Alan H. Ninneman	58	Senior Vice President & Director	May 19, 2000

David D. Downing	52	Treasurer & CFO	May 19, 2000

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

SUMMARY COMPENSATION TABLE
Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Donald F. Evans, President CEO Director	2000 2001 2002	$28,500 $98,004 $65,336	$0 $0 $0	$0 $0 $0	$0 $0 $0	100,000 shs/common 50,000 shs/common	$0 $0 $0	$0 $0 $0
John W. Ringo, Secretary and Director	2000 2001 2002	$13,000 $69,000 $46,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	100,000 shs/common 50,000 shs/common	$0 $0 $0	$0 $0 $0
Alan H. Ninneman, Senior VP and Director	2000 2001 2002	$15,000 $78,000 $52,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	100,000 shs/common 50,000 shs/common	$0 $0 $0	$0 $0 $0
David D. Downing, Treasurer and CFO	2000 2001 2002	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	50,000 shs/common 50,000 shs/common	0 $0 $0	$0 $0 $0

Footnotes to Executive Compensation:

  No officer has been paid a salary since our inception as a capital conservation measure designed to invest all available funds into the development of our products.  Annual compensation began accruing in the form of management fees as of July 2000.  The compensation indicated in the table is the annualized amount of salary to be paid the respective officers in accordance with their employment agreements.  Salary accruals for Mr. Evans began in July 2000 at $3,000 per month through September 2000 and $6,500 per month from October to December 2000.  Salary accruals for Messrs. Ninneman and Ringo began in September 2000 at $3,000 each for September and October 2000, followed by $4,500 in November and December for Mr. Ninneman and $3,500 in November and December for Mr. Ringo.  From 2001 forward, salaries have accrued in accordance with the annualized salaries outlined in the table. Pursuant to their employment agreements, Messrs Evans, Ninneman and Ringo are to receive monthly salaries of $8,167, $6,500, and $5,750 respectively.  The salary accruals are non-interest bearing obligations of the Company that are to be retired from revenues when product sales begin.

  Salary accruals in the form of management fees for Messrs. Evans, Ninneman and Ringo for the year 2000 were $28,500, $15,000 and $13,000 respectively.  Salary accruals for Messrs. Evans, Ninneman and Ringo for the year 2001 were $98,004, 78,000 and 69,000 respectively.  In November 2001, Messrs. Evans, Ninneman and Ringo were paid $5,000 each. Salary accruals for Messrs. Evans, Ninneman and Ringo for the year $2002, through August 31, 2002, were $65336, $52,000 and $46,000 respectively.

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

            The exercise price is 85% of the fair market price per share.  The options expire on the tenth anniversary of the Stock Option Agreement (all dated May 31, 2001).  The options listed above were exercised in November 2001 at a price of $0.001 per share. . In November 2001, Messrs. Evans, Ringo, Ninneman and Downing exercised their options at par.

                On January 13, 2002, Cyberlux issued stock options to purchase 50,000 shares each to Messrs. Evans, Ringo, Ninneman and Downing.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

A.          Security Ownership of Management

             The following table sets forth as of December 31, 2001, certain information regarding the beneficial ownership of our common stock by:

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

Name and Address of	Shares	Percentage of
Beneficial Owner	Beneficially Owned	Shares Outstanding

Donald F. Evans	1,405,000	22.5%
Fifty Orange Road
Pinehurst, NC 28374

David D. Downing	500,000	8.0%
100 Country Meadow Drive
Marietta, OH 45750

Alan H. Ninneman	650,000	10.4%
17 Barberry Court
Corrales, NM 87048

John W. Ringo
241 Lamplighter Lane	450,000	7.2%
Marietta, GA 30067

Total ownership by our officers and directors (four individuals) (Excluding 50,000 options held by each)	2,805,000	45.1%

Footnotes:

1.             Mr. Evans was issued 875,000 shares individually in connection with his founding of Cyberlux Corporation and assignment of his patent for the Electrochemical Portable Power and Lighting System to the Company.  Research Econometrics was issued 750,000 shares in connection with an assignment of all of its interests derived from its funding of the initial development of the long-tern interim lighting system.  The Research Econometric shares were distributed to the partners in this venture and, as one of the partners, Mr. Evans received 380,000 of the partnership's 750,000 shares.

2.             380,000 shares received by Mr. Evans pursuant to the distribution of Research Econometrics shares are common stock of the Company owned by him individually.   The balance of the Research Econometric shares were distributed to ten other individual partners no one of whom owns an amount approaching 5% of the shares outstanding.

3                     There is no voting trust among any of the shareholders , officers or directors.  Pursuant to the Incentive Stock Option Plan, officers of the Company, Messrs. Evans, Ringo, Ninneman  and Downing exercised 350,000 options, which increased the percentage of ownership to 45.1% of total outstanding shares.  These options are reflected in the individual's share ownership in the table.

B.          Persons Sharing Ownership of Control of Shares

 No person other than Donald F. Evans, David D. Downing, Alan H. Ninneman, and John Ringo owns or shares the power to vote 5% or more of our securities.

Item 12.   Certain Relationships and Related Transactions.

            The Company entered into a sub-lease agreement with Research Econometrics, LLP, which provides the Company the ability to continue the research and development efforts of the Electrochemical Portable Power Plant and Lighting System.  The agreement is on a month-to-month basis.  Total rental expense for the for the year ended December 31, 2001,was $15,806, and for the period ending December 31, 2000 was $10,606.  Mr. Evans was the partner in Research Econometrics who undertook the investigative research study designed to determine the feasibility of an electrochemical (battery powered) interim lighting system that could provide long-term solutions to property owners during extended power outages.  The study confirmed the feasibility of such a system consistent with an application of new technologies that, when combined, provided extended life to existing battery resources.  He began the study with an investigation of the incidence of power outage attributable to severe storm activity along the east coast and west along the gulf coast states of the United States.

             The agreement with Research Econometrics, therefore, is one whereby the light design system perfected by Research Econometrics was assigned as the foundation of the newly created Cyberlux Corporation.

             We issued certain management fees which were for accrued salaries for Messrs. Evans, Ninneman and Ringo consistent with employment agreements.

            These fees are in the form of non interest bearing promissory notes. Salary accruals in the form of management fees for Messrs. Evans, Ninneman and Ringo for the year 2000 were $28,500, $15,000 and $13,000 respectively.  Salary accruals for Messrs. Evans, Ninneman and Ringo for the year 2001 were $98,004, 78,000 and 69,000 respectively.   Salary accruals for Messrs. Evans, Ninneman and Ringo for the year 2002 through August 31,  were $65,336, $52,000 and $46,000 respectively.

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

(a) Exhibits

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
a. SCCS Proprietary Product Manufacturing Agreement **
b. Donald F. Evans Employment Agreement **
c. Alan H. Ninneman Employment Agreement **
d. John W. Ringo Employment Agreement **
e. Hynes, Inc. Agreement **
f. Robrady Agreement **
g. TKJ, Inc. Agreement **
h. ICT, Inc. Agreement **
i. Research Econometrics Agreement **
j. OneCap Loan Agreement
k. Working Capital Loans from Officers and Directors
l. 2001 Incentive Stock Option Plan
13	Financial Statements

            Footnotes:

*  Previously filed with Form 10-SB and incorporated by reference herein.

**  Previously filed with Form 10-SB Amendment No. 1 and incorporated by reference herein.

*** Previously filed with Form 10-KSB and incorporated by reference herein.

(b) Reports on Form 8-K

            None

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyberlux Corporation

By /s/ Donald F. Evans Donald F. Evans, President & Chairman of the Board

Date October 15, 2002
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Donald F. Evans Donald F. Evans, President & Chairman of the Board

Date October 15, 2002

By /s/ John W. Ringo John W. Ringo, Secretary, Corporate Counsel & Director

Date October 15, 2002

By /s/ Alan H. Ninneman, Alan H. Ninneman, Senior Vice President & Director

Date October 15, 2002

By /s/ David D. Downing David D. Downing, Treasurer & CFO

Date October 15, 2002

G. BRAD BECKSTEAD
Certified Public Accountant

330 E. Warm Springs
Las Vegas, NV 89119
702.257.1984
702.362.0540 fax

INDEPENDENT AUDITORS REPORT

June 14, 2002

Board of Directors
Cyberlux Corporation
Las Vegas, NV

I have audited the Balance Sheet of Cyberlux Corporation (a Development Stage Company), as of December 31, 2001 and 2000, and the related Statements of  Losses,  Deficiency in  Stockholders Equity, and Cash Flows for the year ended December 31, 2001, the period from May 17, 2000 (Date of Inception) to December 31, 2000, and for the period May 17, 2000 (Date of Inception) to December 31, 2001.  These financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

/s/ G. BRAD BECKSTEAD
G. Brad Beckstead
Certified Public Accountant

Cyberlux Corporation
(a Development Stage Company)
Balance Sheet

	December 31,	December 31,
	2001	2000
Assets

Current assets:
Cash	$30,602	$21,697
Prepaid interest	6,812	-
Prepaid design services	20,000	-
Total current assets	57,414	21,697

Fixed assets, net	46,582	3,538

Other assets:
Financing Costs, less amortization costs of $ 12,500 at December 31, 2001 (Note 6)	62,500	-
Deposit	6,820	1,819
	69,320	1,819
	$173,316	$27,054

Liabilities and Deficiency in Stockholders' Equity

Current liabilities:
Accrued interest	$16,018	$1,267
Other accrued liabilities	3,250	-
Management fees payable - related party (Note 8)	286,504	70,000
Notes payable - officers and shareholders ( Note 8)	97,745	-
Note payable (Notes 5and 6)	260,000	132,455
Total current liabilities	663,517	203,722

Deficiency in Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000
shares authorized, no shares issued and
outstanding	-	-
Common stock, $0.001 par value, 20,000,000
shares authorized, 6,152,396 and 4,315,966 shares issued
and outstanding as of 12/31/01 and 12/31/00, respectively	6,152	4,316
Additional paid-in capital	594,571	273,667
(Deficit) accumulated during development stage	(1,090,925)	(454,651)

Total deficiency in stockholders' equity	(490,201)	(176,668)
	$173,316	$27,054

See accompanying notes to financial statements

Cyberlux Corporation
(a Development Stage Company)
Statement of Losses
For the year ended December 31, 2001
the period May 17, 2000 (Inception) to December 31, 2001,
and for the period May 17, 2000 (Inception) to December 31, 2001

		May 17, 2000	May 17, 2000
	Year ended	(inception) to	(inception) to
	December 31,	December 31,	December 31,
	2001	2000	2001

Revenue	$-	$-	$-

Expenses:
Marketing and advertising expense	74,535	44,013	118,548
Depreciation and amortization expense	14,856	676	15,532
Organizational costs	-	25,473	25,473
Research and development costs	85,500	157,314	242,814
Management and consulting fees - related party	263,088	153,730	416,818
General and administrative expenses	153,994	71,041	225,035

Total expenses	591,973	452,247	1,044,220

(Loss) from operations	(591,973)	(452,247)	(1,044,220)

Other income (expense):
Interest (expense)	(44,301)	(2,444)	(46,745)
Interest income	-	40	40

Net (loss)	$(636,274)	$(454,651)	$(1,090,925)
Income (tax) benefit	-	-	-
Net Loss	$(636,274)	$(454,651)	$(1,090,925)

Weighted average number of common
shares outstanding - basic and fully diluted	4,413,467	3,708,445

Net (loss) per share - basic and fully diluted	$(0.15)	$(0.12)

See accompanying notes to financial statements

Cyberlux Corporation
(a Development Stage Company)
Statement of Deficiency in Stockholders' Equity
For the Period May 17, 2000 (Date of Inception) to December 31, 2001

				(Deficit)
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	(Deficit)

Common shares issued in May, 2000 to founders in exchange for cash at $ .0001 per share	1,640,000	$1,640	$560	$	$2,200
Common shares issued in May, 2000 in exchange for research and development services valued at $.09 per share	750,000	750	68,003		68,753
Common shares issued in May_, 20000 in exchange for services valued @ $. 05 per share	875,000	875	35,710		36,585
Common shares issued in July, 2000 in exchange for convertible debt at $ .15 per share	288,000	288	39,712		40,000
Capital contributed by principal shareholders	-	-	16,000		16,000
Common shares issued in November , 2000 for cash in connection with private placement at $. 15 per share	640,171	640	95,386		96,026
Common shares issued in November_, 20000 in exchange for services valued @ $. 15 per share hares issued for consulting services	122,795	123	18,296		18,419
Net (loss)	-	-	-	(454,651)	(454,651)
Balance, December 31, 2000	4,315,966	4,316	273,667	(454,651)	(176,668)
Common shares issued in January , 2001 in exchange for convertible debt at $ .15 per share	698,782	699	104,118		104,817
Stock options issued in May 2001, valued at $. 15 per option, in exchange for services			52,500		52,500
Warrant issued in May 2001, valued at $. 15 per warrant, in exchange for placement of debt	-	-	75,000	-	75,000
Common shares issued in September, 2001 for cash in connection with exercise of warrant at $.15 per share	3,000	3	447	-	450
Common shares issued in September, 2001 for cash in connection with exercise of warrant at $.10 per share	133,000	133	13,167		13,300
Common shares issued in November, 2001 for cash in connection with exercise of warrant at $.0001 per share	500,000	500	-		500
Common shares issued in November, 2001 for cash in connection with exercise of options at $.0001 per share	350,000	350			350
Common shares issued in December, 2001 in exchange for convertible debt at $ .50 per share	133,961	134	66,847		66,981
Common shares issued in December, 2001 in exchange for debt at $ .50 per share	17,687	18	8,825	-	8,843
Net (loss)	-	-	-	(636,274)	(636,274)
Balance, December 31, 2001	6,152,396	$6,152	$594,571	$(1,090,925)	$(490,202)

See accompanying notes to financial statements

Cyberlux Corporation
(a Development Stage Company)
Statement of Cash Flows

		May 17, 2000	May 17, 2000
	Year ended	date of inception) to	(date of inception) to
	December 31,	December 31,	December 31,
	2001	2000	2001
Cash flows from operating activities
Net (loss)	$(636,274)	$(454,651)	$(1,090,925)
Depreciation and amortization expense	14,856	676	15,532
Stock options issued for consulting services	52,500	55,004	107,504
Shares issued for research and development	-	68,753	68,753
Adjustments to reconcile net (loss) to
cash (used) by operating activities:
(Increase) in deposit	(5,000)	(1,819)	(6,819)
Increase in other assets and liabilities , net	21,373	-	21,373
Increase in accrued interest	14,751	1,267	16,018
Increase in other accrued liabilities	3,250	-	3,250
Increase in management fees payable - related party	216,504	70,000	286,504
Net cash provided by (used in) operating activities	(318,040)	(260,770)	(578,810)
Cash flows from investing activities
Purchase of fixed assets, net	(45,400)	(4,214)	(49,614)
Net cash provided (used in) by investing activities	(45,400)	(4,214)	(49,614)
Cash flows from financing activities
Proceeds from notes payable, net	260,000	172,455	432,455
Proceeds from notes payable - shareholders	97,745	-	97,745
Capital contributed by shareholders	-	16,000	16,000
Issuance of common stock, net	14,600	98,226	112,826
Net cash provided by (used in) financing activities	372,345	286,681	659,026
Net increase (decrease) in cash	8,905	21,697	30,602
Cash - beginning of period	21,697	-	-
Cash - end of period	$30,602	$21,697	$30,602

Supplemental disclosures:
Interest paid	$-	$1,202	$1,202
Income taxes paid	-	-	-
Non-cash investing and financing activities:
Shares issued in connection with research and development consulting services	-	68,743	68,753
Shares issued in exchange for debt	180,641	40,000	220,641
Warrants issued in connection with financing Stock	75,000	-	75,000
options issued in connection with services rendered	52,500	-	52,500
Shares issued in connection with services rendered	-	55,004	55,004

See accompanying notes to financial statements

Cyberlux Corporation
(A Development Stage Company)
December 31, 2002 and 2000

Notes to Financial Statements

Note 1 - History and organization of the company

Business and Basis of Presentation

Cyberlux Corporation (the "Company") was formed on May 17, 2000 under the laws of the State of Nevada. The Company  is in the development stage and its efforts have been principally devoted to designing, developing manufacturing and marketing advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.  To date the Company has generated no revenues, has incurred expenses, and has sustained losses.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception through December 31, 2001, the Company has accumulated losses of $ 1,090,925.

Note 2 - Accounting policies and procedures

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

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

Revenue Recognition

The Company  will  follow  a policy of recognizing  revenues upon shipment of products.

Property and Equipment

For financial statement purposes, property and equipment will be depreciated using the straight-line method over their estimated useful lives (three to five years for furniture, fixtures and equipment).  The straight-line method of depreciation is also used for tax purposes.

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

Reporting on the costs of start-up activities
Statement of Position 98-5 (SOP 98-5), Reporting on the Costs of Start-Up Activities, which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred.  SOP 98-5 is effective for fiscal years beginning after December 15, 1998.  With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

 Stock-Based Compensation:

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, Accounting for Stock-Based Compensation. Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Loss per share
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) Earnings Per Share.  Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.

Dividends
The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid or declared since inception.

Segment reporting
The Company follows Statement of Financial Accounting Standards No. 130, Disclosures About Segments of an Enterprise and Related Information. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes
The Company follows Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS No. 109) for recording the provision for income taxes.  Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled.  Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period.  If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized.  Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

Fair Value of Financial Instruments
The recorded amounts of cash and cash equivalents, accounts payable and accrued expenses  at December 31, 2001 approximate fair value due to the relatively short period of time between origination of the instruments and their expected realization. Our debt is carried at cost, which approximates fair value, as the debt bears interest at rates approximating current market rates for similar instruments.

Liquidity

The  Company is in the development stage and its efforts have been principally devoted to designing, developing manufacturing and marketing advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.  To date the Company has generated no sales revenues, has incurred expenses, and has sustained losses.  As shown in the accompanying financial statements, the Company incurred a net loss of $ 1,090,925  from its inception through December 31, 2001.  The Company's current liabilities exceeded its current assets by $ 606,103 as of December 31, 2001. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise

Recent pronouncements

The FASB recently issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133.  The Statement defers for one year the effective date of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000.  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The Statement will require the company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.  The company does not expect SFAS No. 133 to have a material impact on earnings and financial position.

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

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("FAS") 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142").FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually.

The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 and 142 will have a material impact on its  financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144,"Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144").  FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its  financial statements.

Note 3 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes  (SFAS No. 109), which requires use of the liability method.   SFAS No.  109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

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

Note 4 - Property and equipment

The Company acquired $45,000 of tooling equipment during the year ended December 31, 2001, and $4,214 of office equipment during the year ended December 31, 2000.

Depreciation expense charged  to operations for the years ended December 31, 2001 and 2000 was  $ 2,356 and $676 , respectively.

Note 5 - Notes payable

Notes payable at December 31, 2001 and 2000 are as follows:

	2001	2000
10 % convertible note payable, unsecured and due September, 2002; accrued and unpaid interest due at maturity ; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $ .50 per share.	$ 2,500	$ -

10 % convertible notes payable, unsecured and due March , 2002; accrued and unpaid interest due at maturity ;Noteholders has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $ 1.00 per share	57,500	-

10 % convertible notes payable, unsecured and due March , 2002; accrued and unpaid interest due at maturity ;Noteholders has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $ .50 per share	25,000	-

10 % convertible notes payable, unsecured and due January , 2001; accrued and unpaid interest due at maturity; Noteholders has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $ .15 per share (see Note 6).	-	117,455

10 % convertible note payable, unsecured and due December , 2001; accrued and unpaid interest due at maturity; Noteholder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $ .50 per share (see Note 6).	-	15,000

13% note payable , interest payable monthly and due October, 2002; note secured by Company's assets and pledge of 3,265,000 shares of the Company's common stock owned by Company's principal shareholders and officers	170,000	-

10 % note payable, unsecured , accrued and unpaid interest and principal payable on demand	5,000	-
	260,000	132,455
Less: current portion	(260,000)	(132,455)
	$ -	$ -

Total interest expense at December 31, 2001 of $44,301 includes a loan origination fee of $17,500.

During the period ended December 31, 2000, certain holders of the Company's convertible notes elected to convert their debentures totaling $40,000 into 288,000 shares of the Company's common stock.  During the year ended December 31, 2001, certain holders of the Company's convertible notes elected to convert their debentures totaling $171,050 into 850,430 shares of the Company's common stock.

Note 6 - Stockholder's equity

The Company has authorized 20,000,000 shares of common stock, with a par value of $.001 per share. The Company has also authorized 5,000,000 shares if preferred stock, with a par value of $.001 per share.

During May, 2000, the Company issued 1,640,000 shares of its common stock to its founders in exchange for cash of $2,200.

During May 2000, the Company issued 750,000 shares of its common stock in exchange for research and development and organizational costs paid for by Research Econometrics, LLP  the totaling $68,753. The stock issued was valued at approximately  $.09 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

During May 2000, the Company issued 875,000 shares of its  common stock to an officer of the Company for consulting services valued at $36,585. The stock issued was valued at approximately  $.05 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In  May, 2000  the Company issued  $40,000 of notes payable convertible into the Company's common stock at a price equal to   $.15 per share . In July 2000, the holders of the notes payable elected to convert $ 40,000 of the notes , plus accrued interest , in exchange for  288,000 shares of the Company's   common stock.

In November , 2000  the Company issued  640,171 shares of common stock in exchange for $ 96,026 in connection with a private placement memorandum, net of costs.

During November 2000, the Company issued 122,795 shares of its  common stock in exchange   for services totaling  $18,419. The stock issued was valued at approximately  $.15 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In January 2001, holders of the Company's convertible notes payable elected to convert $104,817  of debt  in exchange for 698,782 shares of the Company's common stock (see Note 5).

In May, 2001, the Company granted certain officers of the Company options to purchase 350,000 shares  the Company's common stock at its par value for services rendered.. The options issued were valued at  $ .15 per share, which represents the fair value of the option issued, which did not differ materially from the value of the services received. In November, 2001, the officers elected to exercise their options to purchase the stock for $350.

In connection with the placement of the Company's Note Payable  in October, 2001,  (see Note 5), the Company issued warrants to purchase 500,000 shares of the Company's common stock at par value to the holders of the Note.  The warrant agreement expires October 22, 2004, and is callable upon election by the Company.  The 500,000 warrants are valued at $0.15 per warrant, or $75,000,  which represents the fair value of the warrants issued and is being amortized over the life of the loan. The warrant was exercised in November 2001.  Amortization expense of $12,500 was changed to operations in 2001.

During the year ended December 31, 2001, certain warrant holders elected to convert their warrants to 636,000 shares of the Company's $0.001 par value common stock for cash of $ 14,250.

In December 2001, holders of the Company's convertible notes payable elected to convert $ 75,824 of debt  in exchange for 151,648 shares of the Company's common stock (See Note 5).

Note 8 - Related Party Transactions

The Company entered into a sub-lease agreement with Research Econometrics, LLP, which provides the Company the ability to continue the research and development efforts of the Electrochemical Portable Power Plant and Lighting System.  The agreement is on a month-to-month basis.  Total rental expense charged to operations  for the years ending December 31, 2001 and 2000,  was $15,806 and $10,606, respectively.

The Company issued 997,795 shares of its $0.001 par value common stock to officers and shareholders of the Company for consulting services totaling $55,004 as of December 31, 2000.

The Company accrued management fees payable to officers and shareholders of the Company totaling $286,504 and $70,000 as of December 31, 2001 and December 31, 2000, respectively.

From time to time, the  Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes accruing interest at 12% per annum. . As of December 31, 2001 and 2000, the balance due is $97,745 the officers is $97,745 and     $ 0, respectively.

Note 9 - Going concern

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying financial statements the Company has incurred losses from operations from its inception on May 17, 2000 through December 31, 2001 in the amount of $1,090,925.    In addition, the Company's current liabilities exceed its current assets by $ 606,103. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors.  There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate.  However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems.  Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company.  The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.