Form 10QSB/A
period 2002-03-31
CYBERLUX CORP
filed 2002-10-16
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB/A

(Mark One)
[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended March 31, 2002

Commission file number 000-33415

CYBERLUX CORPORATION
(Name of Small Business Issuer in Its Charter)

Nevada	91-2048178
(State of Incorporation)	(IRS Employer Identification No.)

50 Orange Road
PO Box 2010
Pinehurst, NC 28374
(Address of Principal Executive Offices)

(910) 235-0036
Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    x             No

As of October 10, 2002 the Company had 6,222,396 shares of its par value $0.001 common tock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

            Yes [  ]            No [X]

CYBERLUX CORPOARATION

PART I.  FINANCIAL STATEMENTS
Item 1.  Financial Statements (Unaudited)

CYBERLUX CORPORATION
CONDENSED BALANCE SHEET

March 31, 2002
Unaudited
ASSETS

CURRENT ASSETS
Cash	$ 4,751
Prepaid expenses	21,362
Total current assets	26,113

Property and equipment, net of depreciation	101,080

OTHER ASSETS:
Financing costs, net of amortization	43,750
Deposits	8,614
52,364
$ 179,557

LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	17,574
Management fees payable	344,505
Notes payable to Shareholders and Officers	104,045
Notes payable	335,000
Total current liabilities	801,124

DEFICIENCY IN STOCKHOLDER'S EQUITY
Preferred stock, par value $ .001 per share; 5,000,000 shares authorized; none issued	-
Common stock, par value $ .001 per share, 20,000,000 shares authorized; 6,152,936 issued and outstanding	6,152
Additional paid in capital	594,571
Deficiency accumulated during development stage	(1,222,290)
Total deficiency in stockholders' equity	(621,567)
$ 179,557

See accompanying footnotes to the unaudited condensed financial statements

CYBERLUX CORPORATION
CONDENSED STATEMENT OF LOSSES
(UNAUDITED)

	Three Months Ended March 31,		May 17, 2000 (Date of Inception) through
	2002	2001	March 31, 2002

Costs and Expenses:
Selling, general and administrative	$ 96,107	$ 84,978	$ 881,981
Research and development costs	1,250	19,000	244,064
Interest	11,228	76	57,973
Depreciation and amortization	22,780	-	38,312
Total operating expenses	131,365	104,054	1,222,330

Loss from Operations	(131,365)	(104,054)	(1,222,330)

Other Income	-	-	40
Income (Tax) Benefit	-	-	-
Net Loss	$ (131,365)	$ (104,054)	$ (1,222,290)

Loss per common share (basic and assuming dilution)	$ (.02)	$ (.02)

Weighted average common shares outstanding	6,152,396	4,898.284

See accompanying footnotes to the unaudited condensed financial statements

CYBERLUX CORPORATION ( A Development Stage Company) CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
	Three Months Ended March 31,		May 17, 2000 (Date of Inception) through
	2002	2002	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (131,365)	$ (104,054)	$ (1,222,290)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22,780	-	38,312
Shares and options issued in exchange for consulting services	-	-	107,504
Shares issued in exchange for research and development	-	-	68,753
Adjustments to reconcile net loss to cash (used) by operating activities:
(increase ) in deposits	(1,795)	-	(8,614)
Increase (decrease) in other assets and liabilities, net	4,149	-	26,822
Increase (decrease) in accounts payable and accrued expenses, net	(394)	-	17,574
Increase in management fee payable	58,001	-	344,505
NET CASH USED BY OPERATING ACTIVITIES	(48,624)	(104,054)	(627,434)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property an equipment, net	(58,527)	-	(108,141)
NET CASH (USED) IN INVESTING ACTIVITIES	(58,527)	-	(108,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net	75,000	46,000	507,455
Proceeds from notes payable to shareholders	20,000	34,845	117,745
Repayment of notes payable to shareholders	(13,700)	-	(13,700)
Capital contributed by shareholders	-	-	16,000
Issuance of common stock, net	-	-	112,826
NET CASH PROVIDED BY FINANCING ACTIVITIES	81,300	80,845	740,326
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(25,851)	(23,209)	4,751
Cash and cash equivalents at beginning of period	30,602	21,697	-
Cash and cash equivalents at end of period	$ 4,751	$ (1,512)	$ 4,751

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$ 11,621	$ -	$ 12,823
Income taxes paid	-	-	-
Shares issued in connection with research and development consulting services	-	-	68,753
Shares issued in exchange for debt	-	-	220,641
Common stock warrants issued in exchange for financing	-	-	75,000
Common stock options issued in exchange for services rendered	-	-	52,500
Shares issued in exchange for services rendered	-	-	55,004

See accompanying footnotes to the unaudited condensed financial statements

CYBERLUX CORPORATION
( A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE
PERIOD MAY 17, 2000 (DATE OF INCEPTION) THROUGH MARCH 31, 2002

	Common Stock		Additional Paid in Capital	Deficiency Accumumulated During Development Stage	Total Deficiency in Stockholders' Equity
	Shares	Amount
Common shares issued in May, 2000 in exchange for for research and development services valued at $.09 per share	750,000	750	68,003	-	68,753
Common shares issued in May, 2000 in exchange for services valued @ $. 05 per share	875,000	875	35,710	-	36,585
Common shares issued in July, 2000 in exchange for convertible debt at $ .15 per share	288,000	288	39,712	-	40,000
Capital contributed by principal shareholders	-	-	16,000	-	16,000
Common shares issued in November , 2000 for cash in connection with private placement at $. 15 per share	640,171	640	95,386	-	96,026
Common shares issued in November, 20000 in exchange for services valued @ $. 15 per share hares issued for consulting services	122,795	123	18,296	-	18,419
Net (loss)	-	-	-	(454,651)	(454,651)
Balance, December 31, 2000	4,315,966	4,316	273,667	(454,651)	(176,668)
Common shares issued in January , 2001 in exchange for convertible debt at $ .15 per share	698,782	699	104,118	-	104,817
Stock options issued in May, 2001, valued at $. 15 per option, in exchange for services	-	-	52,500	-	52,500
Warrant issued in May 2001, valued at $. 15 per warrant, in exchange for placement of debt	-	-	75,000	-	75,000
Common shares issued in September , 2001 for cash in connection with excercise of warrant at $.15 per share	3,000	3	447	-	450
Common shares issued in September , 2001 for cash in connection with excercise of warrant at $.10 per share	133,000	133	13,167	-	13,300
Common shares issued in November , 2001 for cash in connection with excercise of warrant at $.0001 per share	500,000	500	-	-	500
Common shares issued in November , 2001 for cash in connection with excercise of options at $.0001 per share	350,000	350	-	-	350
Common shares issued in December , 2001 in exchange for convertible debt at $ .50 per share	133,961	134	66,847	-	66,981
Common shares issued in December , 2001 in exchange for debt at $ .50 per share	17,687	18	8,825	-	8,843
Net (loss)	-	-	-	(636,274)	(636,274)
Balance, December 31, 2001	6,152,396	$ 6,152	$ 594,571	$ (1,090,925)	$ (490,202)
Net loss	-	-	-	(131,365)	(131,365)
Balance at March 31, 2002	6,152,396	$ 6,152	$ 594,571	$ (1,222,290)	$ (621,567)

See accompanying footnotes to the unaudited condensed financial statements

CYBERLUX CORPORATION

 NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2002
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB, as amended.

Business and Basis of Presentation

Cyberlux Corporation (the "Company") was formed on May 17, 2000 under the laws of the State of Nevada. The Company  is in the development stage and its efforts have been principally devoted to designing, developing manufacturing and marketing advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.  To date the Company has generated no revenues, has incurred expenses, and has sustained losses.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception through March 31, 2002, the Company has accumulated losses of $1,222,290.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion contains forward-looking statements that are subject to significant risks and uncertainties about us, our current and planned products, our current and proposed marketing and sales, and our projected results of operations.  There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements.  The Company has sought to identify the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurance that the Company has identified all possible risks that might arise.  Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock.  The following discussion and analysis should be read in conjunction with the financial statements of the Company and notes thereto.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment from our Management.

General Overview

The Company is in the development stage and its efforts have been principally devoted to designing, developing manufacturing and marketing advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.

Results of Operations

The Company is in the development stage and is seeking to develop, manufacture and market  advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements. The risks specifically discussed are not the only factors that could affect future performance and results.  In addition the discussion in this quarterly report concerning our business our operations and us contain forward-looking statements.  Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.  We do not have a policy of updating or revising forward- looking statements and thus it should not be assumed that silence by our Management over time means that actual events or results are occurring as estimated in the forward-looking statements herein.

As a result of limited capital resources and no revenues from operations from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services.  The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation."  In order conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months.  This policy may have a material effect on the Company's results of operations during the next twelve months.

Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in our second year of actual operation as the Company transitions from a development stage company to that of an active growth and acquisition stage company.

Costs and Expenses

From our inception through March 31, 2002, we have not generated any revenues. We have incurred losses of $1,222,290 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

Liquidity and Capital Resources

As of  March 31, 2002, we had a working capital deficit of $775,011 . As a result of our operating losses from our inception through March 31, 2002, we generated a cash flow deficit of $627,434 from operating activities. Cash flows used in investing activities was $108,141 during the period May 17, 2000 (date of Company's inception) through March 31, 2002. We met our cash requirements during this period through the private placement of $112,826 of common stock, $507,455 from the issuance of  notes (net of repayments and costs), $104,045  from the issuance of notes payable to Company officers and shareholders (net of repayments ), and $16,000 capital contributed by the Company's  principal shareholders.

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

The Company's independent certified public accountants have stated in their report included in the Company's December 31, 2001 Form 10-KSB, as amended, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations.  These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Product Research and Development

We anticipate performing further research and development for our exiting products during the next twelve months. Those activities include a Landscape Illumination System and OEM Task Lights which are designed for use by helmet manufacturers that produce specialty headgear for the military, police/fire & safety; mining industry; and ski/cycle safety firms.

 These projected expenditures are dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of research and development during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in our day-to-day operations.  We believe we have sufficient resources available to meet these acquisition needs.

Number of Employees

From our inception through the period ended March 31, 2002, we have relied on the services of outside consultants for services and have four (4) employees.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.  We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months.   This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Cautionary Factors that May Affect Future Results

Our annual report on December 31, 2001 Form 10-KSB, as amended, includes a detailed list of cautionary factors that may affect future results.  Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us.  That annual report can be accessed on EDGAR.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Item 3: Legal Proceedings in our annual report on Form 10-KSB for the year ended 12/31/01 for a description of current legal proceedings.  There have been no material changes with respect to legal proceedings since that report was filed.

Item 2.  Changes in Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Sale of Securities

  None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

 Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description

99.1	Certification of Donald F. Evans Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)
99.2	Certification of David D. Downing Pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith)
(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyberlux Corporation
(Registrant)
Date: October 15, 2002	/s/ Donald F. Evans
Donald F. Evans
President and Chairman of the Board