Form 10QSB
period 2002-06-30
CYBERLUX CORP
filed 2002-10-16
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10QSB

(Mark One)

[X]         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

[ ]           Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ____________ to ______________

For the Period Ended June 30, 2002

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

            Yes [  ]             No [X]

CYBERLUX CORPORATION

Item 1.  Financial Statements

CYBERLUX CORPORATION ( A Development Stage Company) CONDENSED BALANCE SHEET

June 30, 2002
Unaudited
ASSETS

CURRENT ASSETS
Cash	$ 716
Prepaid expenses	20,000
Total current assets	20,716

Property and equipment, net of depreciation	96,795

OTHER ASSETS:
Financing costs, net of amortization	25,000
Deposits	8,614
33,614
$ 151,125

LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	29,277
Management fees payable	403,506
Notes payable to shareholders and officers	115,045
Notes payable	335,000
Total current liabilities	882,828

DEFICIENCY IN STOCKHOLDER'S EQUITY
Preferred stock, par value $ .001 per share; 5,000,000 shares authorized; none issued	-
Common stock, par value $ .001 per share, 20,000,000 shares authorized; 6,201,936 issued and outstanding	6,222
Additional paid in capital	643,501
Deficiency accumulated during development stage	(1,381,426)
Total deficiency in stockholders' equity	(730,703)
$ 151,125

See accompanying footnotes to the unaudited condensed  financial statements

CYBERLUX CORPORATION (A Development Stage Company) CONDENSED STATEMENT OF LOSSES (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,		May 17, 2000 (Date of Inception) through
	2002	2001	2002	2001	June 30, 2002

Costs and Expenses:
Selling, general and administrative	$ 119,895	$ 175,402	$ 216,002	$ 260,380	$ 1,001,877
Research and development costs	-	21,500	1,250	40,500	244,064
Interest	15,397	725	26,625	801	73,370
Depreciation and amortization	23,844	-	46,624	-	62,155
Total operating expenses	159,136	197,627	290,501	301,681	1,381,466

Loss from Operations	(159,136)	(197,627)	(290,501)	(301,681)	(1,381,466)

Other Income	-	-	-	-	40
Income (Tax) Benefit	-	-	-	-	-
Net Loss	$ (159,136)	$ (197,627)	$ (290,501)	$ (301,681)	$ (1,381,426)

Loss per common share (basic and assuming dilution)	$ (.03)	$ (.04)	$ (.05)	$ (.06)

Weighted average common shares outstanding	6,187,396	5,014,748	6,169,896	4,956,516

 See accompanying footnotes to the unaudited condensed  financial statements

CYBERLUX CORPORATION ( A Development Stage Company) CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
	Six Months Ended June 30,		May 17, 2000 (Date of Inception) through
	2002	2002	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (290,501)	$ (301,681)	$ (1,381,426)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	46,623	-	62,155
Shares and options issued in exchange for consulting services	49,000	-	156,504
Shares issued in exchange for research and development	-	-	68,753
Adjustments to reconcile net loss to cash (used) by operating activities:
(increase ) in deposits	(1,795)	(5,000)	(8,614)
Increase in other asserts and liabilities, net	6,812	-	28,184
Increase in accrued interest	10,008	-	29,277
Increase in management fee payable	117,002	-	403,506
NET CASH USED BY OPERATING ACTIVITIES	(62,851)	(306,681)	(641,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property an equipment, net	(59,335)	-	(108,949)
NET CASH (USED) IN INVESTING ACTIVITIES	(59,335)	-	(108,949)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net	75,000	59,690	507,455
Proceeds from notes payable to shareholders	31,000	127,002	128,745
Repayment of notes payable to shareholders	(13,700)	-	(13,700)
Capital contributed by shareholders	-	-	16,000
Issuance of common stock, net	-	102,455	112,826
NET CASH PROVIDED BY FINANCING ACTIVITIES	92,300	289,147	751,326
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(29,866)	(17,534)	716
Cash and cash equivalents at beginning of period	30,602	21,697	-
Cash and cash equivalents at end of period	$ 716	$ 4,163	$ 716

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$ 15,397	$ 725	$ 16,599
Income taxes paid	-	-	-
Shares issued in connection with research and development consulting services	-	-	68,753
Shares issued in exchange for debt	-	-	220,641
Common stock warrants issued in exchange for financing	-	-	75,000
Common stock options issued in exchange for services rendered	-	-	52,500
Shares issued in exchange for services rendered	49,000	-	104,004

See accompanying footnotes to the unaudited condensed  financial statements

CYBERLUX CORPORATION
( A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE
PERIOD MAY 17, 2000 (DATE OF INCEPTION) THROUGH JUNE 30, 2002

	Common Stock		Additional Paid in Capital	Deficiency Accumumulated During Development Stage	Total Deficiency in Stockholders' Equity
	Shares	Amount
Common shares issued in May, 2000 in exchange for for research and development services valued at $.09 per share	750,000	750	68,003		68,753
Common shares issued in May, 2000 in exchange for services valued @ $. 05 per share	875,000	875	35,710		36,585
Common shares issued in July, 2000 in exchange for convertible debt at $ .15 per share	288,000	288	39,712		40,000
Capital contributed by principal shareholders	-	-	16,000		16,000
Common shares issued in November , 2000 for cash in connection with private placement at $. 15 per share	640,171	640	95,386		96,026
Common shares issued in November, 20000 in exchange for services valued @ $. 15 per share hares issued for consulting services	122,795	123	18,296		18,419
Net (loss)	-	-	-	(454,651)	(454,651)
Balance, December 31, 2000	4,315,966	4,316	273,667	(454,651)	(176,668)
Common shares issued in January , 2001 in exchange for convertible debt at $ .15 per share	698,782	699	104,118	-	104,817
Stock options issued in May, 2001, valued at $. 15 per option, in exchange for services			52,500	-	52,500
Warrant issued in May 2001, valued at $. 15 per warrant, in exchange for placement of debt	-	-	75,000	-	75,000
Common shares issued in September , 2001 for cash in connection with excercise of warrant at $.15 per share	3,000	3	447	-	450
Common shares issued in September , 2001 for cash in connection with excercise of warrant at $.10 per share	133,000	133	13,167	-	13,300
Common shares issued in November , 2001 for cash in connection with excercise of warrant at $.0001 per share	500,000	500	-	-	500
Common shares issued in November , 2001 for cash in connection with excercise of options at $.0001 per share	350,000	350	-	-	350
Common shares issued in December , 2001 in exchange for convertible debt at $ .50 per share	133,961	134	66,847	-	66,981
Common shares issued in December , 2001 in exchange for debt at $ .50 per share	17,687	18	8,825	-	8,843
Net (loss)	-	-	-	(636,274)	(636,274)
Balance, December 31, 2001	6,152,396	$ 6,152	$ 594,571	$ (1,090,925)	$ (490,202)
Common shares issued in May, 2002 in exchange for services valued at $. 70 per share	70,000	70	48,930	-	49,000
Net loss	-	-	-	(290,501)	(290,501)
Balance at June 30, 2002	6,222,396	$ 6,222	$ 643,501	$ (1,381,426)	$ (731,703)

See accompanying footnotes to the unaudited condensed  financial statements

CYBERLUX CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2002
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the  six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB, as amended.

Business and Basis of Presentation

Cyberlux Corporation (the "Company") was formed on May 17, 2000 under the laws of the State of Nevada. The Company  is in the development stage and its efforts have been principally devoted to designing, developing manufacturing and marketing advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.  To date the Company has generated no revenues, has incurred expenses, and has sustained losses.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception through June 30, 2002, the Company has accumulated losses of $1,381,426.

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

Costs and Expenses

From our inception through June 30, 2002, we have not generated any revenues. We have incurred losses of $1,381,426 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

Liquidity and Capital Resources

As of June 30, 2002, we had a working capital deficit of $862,112 . As a result of our operating losses from our inception through June 30, 2002, we generated a cash flow deficit of $641,661 from operating activities. Cash flows used in investing activities was $108,949 during the period May 17, 2000 (date of Company's inception) through June 30, 2002. We met our cash requirements during this period through the private placement of $112,826 of common stock, $507,455 from the issuance of  notes (net of repayments and costs), $115,045  from the issuance of notes payable to Company officers and shareholders (net of repayments ), and $16,000 capital contributed by the Company's  principal shareholders.

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

Number of Employees

From our inception through the period ended June 30, 2002, we have relied on the services of outside consultants for services and have four (4) employees.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.  We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months.   This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Item 3: Legal Proceedings in our annual report on Form 10-KSB for the year ended 12/31/01 for a description of current legal proceedings.  There have been no material changes width respect to legal proceedings since that report was filed.

Item 2.  Changes in Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Sale of Securities

During the quarter ended June 30, 2002 the Registrant issued an  aggregate of  70,000 shares of  common stock at $ .70 per share in exchange for services rendered to the Company by outside consultants. The issuance is considered exempt from registration by reason of Section 4(2) of the Securities Act of 1933.

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