Form 10KSB/A
period 2001-12-31
CYBERLUX CORP
filed 2003-01-10
CIK 1138169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 3
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2001, there were 6,152,396 shares of $0.001 par value common stock outstanding .

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

PART I

RISK FACTORS AND CAUTIONARY STATEMENTS

Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements include statements concerning underlying assumptions and other statements that are other than statements of historical facts. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements, including, but not limited to, the following: the ability of the Company to provide for its obligations, to provide working capital needs from operating revenues, to obtain additional financing needed for any future acquisitions, to meet competitive challenges and technological changes, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

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

            The patent  and trademark development was undertaken by the law firm of Alston and Bird, LLP on May 19, 2001.  Trademarks for Cyberlux, serial number 76/339,373 and the Home Safety Light, serial number 76/337,236 were effective on November 16, 2001 and November 12, 2001, respectively.  The comprehensive  utility patent application entitled, APPARATUS AND METHODS FOR PROVIDING EMERGENCY LIGHTINGwas filed by Alston and Bird on January 11, 2002.  The current status of the twenty-six patent claims contained in the application during its review period is that of Patent Pending.

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

                The business of the Company is conducted through outsource relationships with specific professionals who are engaged based upon tasks in which they are credentialed specialists.  Management decided from the outset that skills in industrial design, electrical engineering, injection mold development, packaging, product assembly, testing and delivery functions would, from an economic perspective, be best conducted through contract relationships with professional firms rather than through a large diverse employee base.

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

            The circuitry design of the Cyberlux Home Safety Light contributed to the development of a second-generation product, Cyberlux Wireless Interim Lighting System (CWILS), which is currently in the design and testing stage.  CWILS is a permanently installed system comprised of three light fixtures and one radio frequency (RF) transmitter.  The circuit board in each of the fixtures contains an RF receiver that is activated by a signal from the RF transmitter that is plugged into an electrical wall outlet in a home or business.  When the power that activates the wall outlet is interrupted (as in a power outage), the RF transmitter sends a signal to the three fixtures, which illuminates the diodal lighting elements thereby providing a bright blanket of light to the space in which the fixture is installed. Pending successful sales of the Home Safety Light and obtaining additional financing, the CWILS product is scheduled for introduction to retail sales during the second quarter of 2003. The CWILS product was scheduled for introduction to resales in the fourth quarter of 2002, but we had to push it back because of a shortage of funds

            (4)    Industry background

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

Number of Shareholders

The number of beneficial holders of record of the Common Stock of the Company as of  the  close  of  business  on  December 31, 2001,  was  110.

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

            On May 19, 2000, we issued 1,640,000 shares of our common stock,  with par value of $0.001 per share to nine founding individuals which were fully paid and non-assessable in exchange for cash of $2,200.  All Shares issued by the Company were issued in accordance with Section 4(2) of the Securities Act of 1933, as amended (the Securities Act).

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

           In December 2001, the Company issued 151,648 shares of its $0.001 par value common stock in exchange for convertible debentures in the amount of  $75,824.  The shares were issued in accordance with Section 4(2) of the Securities Act.  No broker or dealer was involved in the transaction and no discounts or commissions were paid.

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

By adjusting its operations and development  to the level of capitalization , management believes it has sufficient capital  resources to meet  projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

          The independent auditors report on the Company's December 31, 2001 financial statements included in this Form states that the Company's recurring losses  raise substantial doubts about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

          In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25.  FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to previously fixed stock options or awards, and (d) the accounting for an exchange of stock compensation awards in a business combination.  FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after December 15, 1998 or January 12, 2000.  The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in a future period.

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

           In October 2001, the Financial Accounting Standards Board issued FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144).  FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes FAS 121, Accounting for the Impairment of Long Lived Assets for Long-Lived Assets to be Disposed of (FAS 121) and related literature, establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale.  The Company is required to adopt FAS 144 no later than January 1, 2002.  The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

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

           These projected expenditures  are dependent upon our generating revenues and obtaining sources of financing in excess of our existing capital resources. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of research and development during the next twelve months.

Acquisition or Disposition of Plant and Equipment

         We do not anticipate the sale of any significant property, plant or equipment during the next twelve months. We do not anticipate the acquisition of any significant property, plant or equipment during the next 12 months.

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

Continued Control by Current Officers and Directors

          The present officers and directors own  approximately 48.6 % of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

Management of Potential Growth

           We anticipate rapid growth, with regard to staffing requirements which will occur subsequent to purchase orders from retailers. Such purchase orders will require addition of middle management staff to oversee customer service, accounting services and increased manufacturing operations which will place a significant strain on our managerial, operational, and financial systems resources. To accommodate our current size and manage growth, we must continue to implement and improve our financial strength and our operational systems, and expand, train and manage our sales and distribution base. There is no guarantee that we will be able to effectively manage the expansion of our operations, or that our facilities, systems, procedures or controls will be adequate to support our expanded operations. Our inability to effectively manage our future growth would have a material adverse effect on us.

Audit's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern"

The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended December 31, 2001, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

Delays in the Introduction of Our Products

             We have experienced numerous delays in the introduction of our initial product, the Home Safety Light.  These delays have been caused by certain requirements from various retailers such as seasonal schedules to review certain products, changes in personnel who review the products, problems with pricing and packaging.

Dependence on Independent Parties to Produce our Products

                We have out sourced the design, engineering, production, assembly, and the marketing and sale of our product through contractual arrangements with independent professional firms.  The loss of one or all of these firms could seriously affect our production and sales capabilities.

Government Regulation and Legal Uncertainties

             The Company is not currently subject to many direct government regulation, other than the securities laws and the regulations thereunder applicable to all publicly owned companies, the laws and regulations applicable to businesses generally. It is possible that certain laws and regulations may be adopted at the local, state, national and international level that could effect the Company's operations. Changes to such laws could create uncertainty in the marketplace which could reduce demand for the Company's products or increase the cost of doing business as a result of costs of litigation or a variety of other such costs, or could in some other manner have a material adverse effect on the Company's business, financial condition, results of operations and prospects. If any such law or regulation is adopted it could limit the Company's ability to operate and could force the business operations to cease, which would have a significantly negative effect on the shareholder's investment. The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. The Company is deemed to be a "small business issuer." The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The Company can make no assurances that any of these agencies will adopt any such policies. Also, an agency could adopt such policy that may have a detrimental effect to the Company's operations and it could have a significantly negative effect on the value of the Company's equity.

Material Litigation

                On April 18, 2001, we filed a civil complaint against Light Technology,Inc. and others. Light Technology has filed a counterclaim (See "Legal Proceedings", page 7).  Although we are of the opinion that we have meritorious claims against the defendants, a ruling against us could have serious financial consequences.

No Public Market For The Company's Securities

There has never been any "established trading market" for shares of common stock of the Company. The Company intends to submit for listing on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. ("NASD"). If a market for the Company's common stock does develop, the stock price may be volatile. No assurance can be given that any market for the Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by members of management or others may have a substantial adverse impact on any such market; and all of these persons have satisfied the "holding period" under Rule 144. There is currently no market for the Company's common stock and there is no assurance that a market will develop. If a market develops, we anticipate that the market price of the Company's common stock will be subject to wide fluctuations in response to several factors including; - The Company's ability to execute its business plan and significantly grow the business. - The Company's ability to generate brand recognition. - Increased competition from competitors who offer competing services. - The Company's financial condition and results of operations.

Limited Market Due To Penny Stock

The Company's stock differs from many stocks, in that it is a "penny stock." The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-7 under the Securities and Exchange Act of 1934, as amended. Because our securities probably constitute "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of our stock to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all. Stockholders should be aware that, according to the Securities and Exchange Commission Release No. 34- 29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include: - Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; - Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; - "Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons; - Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and - The wholesale dumping of the same securities by promoters and broker- dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses. Furthermore, the "penny stock" designation may adversely affect the development of any public market for the Company's shares of common stock or, if such a market develops, its continuation. Broker-dealers are required to personally determine whether an investment in "penny stock" is suitable for customers. Penny stocks are securities (i) with a price of less than five dollars per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) of an issuer with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average annual revenues of less than $6,000,000 for the last three years. Section 15(g) of the Exchange Act, and Rule 15g-2 of the Commission require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in the Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Rule 15g-9 of the Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for the Company's stockholders to resell their shares to third parties or to otherwise dispose of them.

Potential Inability of Officers to Devote Sufficient Time to the Operations of the Business

                Although we have four (4) employees who consider themselves full time employees, none have been paid salaries from the inception of the Company.  They continue to pursue other sources of income and may not be able to devote sufficient time to the operations of the business.

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

Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

          On July 17, 2002, G. Brad Beckstead (Beckstead), resigned as the Company's certifying accountant. Beckstead's reports on the Company's financial statements for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion; however, the audit report for the years ended December 31, 2001 and 2000 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern. The decision to change its certifying accountant was approved by the Company's Board of Directors. During the year ended December 31, 2001 and the period May 17, 2000 (date of inception) through December 31, 2001, and the subsequent interim period through  July 17, 2002 the Company has not had any disagreements with Beckstead on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

          The Company has engaged Russell Bedford Stefanou Mirchandani LLP ( Russell Bedford Stefanou Mirchandani) as its certifying accountant as of August 23, 2002 for the Company's fiscal year ending December 31, 2002. The Company had not consulted  with Russell Bedford Stefanou Mirchandani prior to Russell Bedford Stefanou Mirchandani's retention on either the application of accounting principles or the type of opinion Russell Bedford Stefanou Mirchandani might render on the Company's financial statements.

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

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Donald F. Evans, President CEO Director	2000 2001	$28,500 $98,004	$0 $0	$0 $0	$0 $0	150,000 shs/common	$0	$0

John W. Ringo, Secretary and Director	2000 2001	$13,000 $69,000	$0 $0	$0 $0	$0 $0	150,000 shs/common	$0	$0

Alan H. Ninneman, Senior VP and Director	2000 2001	$15,000 $78,000	$0 $0	$0 $0	$0 $0	150,000 shs/common	$0	$0

David D. Downing, Treasurer and CFO	2000 2001	$0 $0	$0 $0	$0 $0	$0 $0	100,000 shs/common	$0	$0

Footnotes to Executive Compensation:

  From the inception through December 31, 2001, Messrs. Evans, Ninneman and Ringo were paid $5,000 each.  No other salaries have been paid as a capital conservation measure designed to invest all available funds into the development of our products.  Annual compensation began accruing in the form of management fees as of July 2000.  The compensation indicated in the table is the annualized amount of salary to be paid the respective officers in accordance with their employment agreements.  Salary accruals for Mr. Evans began in July 2000 at $3,000 per month through September 2000 and $6,500 per month from October to December 2000.  Salary accruals for Messrs. Ninneman and Ringo began in September 2000 at $3,000 each for September and October 2000, followed by $4,500 in November and December for Mr. Ninneman and $3,500 in November and December for Mr. Ringo.  From 2001 forward, salaries have accrued in accordance with the annualized salaries outlined in the table. Pursuant to their employment agreements, Messrs Evans, Ninneman and Ringo are to receive monthly salaries of $8,167, $6,500, and $5,750 respectively.  The salary accruals are non-interest bearing obligations of the Company that are to be retired from revenues when product sales begin.

  Salary accruals in the form of management fees for Messrs. Evans, Ninneman and Ringo for the year 2000 were $28,500, $15,000 and $13,000 respectively.  Salary accruals for Messrs. Evans, Ninneman and Ringo as of December 31,  2001 were $121,504, $77,000 and $88,000  respectively.

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

Option/SAR Grants in Last Fiscal Year
Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Donald F. Evans	100,000 50,000	25%	$0.001/sh $0.15/sh	2011 2011
John W. Ringo	100,000 50,000	25%	$0.001/sh $0.15/sh	2001 2011
Alan H. Ninneman	100,000 50,000	25%	$0.001/sh $0.15/sh	2001 2011
David D. Downing	50,000 50,000	16.6%	$0.001/sh $0.15/sh	2001 2011

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Donald F. Evans	100,000	$14,900	50,000 shs	$333.33
John W. Ringo	100,000	$14,900	50,000 shs	$333.33
Alan H. Ninneman	100,000	$14,900	50,000 shs	$333.33
David D. Downing	50,000	$ 7,450	50,000 shs	$333.33

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

Name and Address of	Shares	Percentage of
Beneficial Owner	Beneficially Owned	Shares Outstanding

Donald F. Evans	1,405,000	22.7%
Fifty Orange Road
Pinehurst, NC 28374

David D. Downing	500,000	8.1%
100 Country Meadow Drive
Marietta, OH 45750

Alan H. Ninneman	650,000	10.5%
17 Barberry Court
Corrales, NM 87048

John W. Ringo
241 Lamplighter Lane	450,000	7.3%
Marietta, GA 30067

Total ownership by our officers and directors (four individuals) (Excluding 50,000 options held by each)	3,005,000	48.6%

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

3                     There is no voting trust among any of the shareholders , officers or directors.  Pursuant to the Incentive Stock Option Plan, officers of the Company, Messrs. Evans, Ringo, Ninneman  and Downing were vested with 350,000 options, which they exercised in November 2001 at par.  In January 2002, Messrs. Evans, Ringo, Ninneman and Downing were each vested with 50,000 options for the fiscal year ended 2001. These options are reflected in the individual's share ownership in the table.

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

             We issued certain management fees which were for accrued salaries for Messrs. Evans, Ninneman and Ringo consistent with employment agreements.  These fees are in the form of non interest bearing promissory notes. Salary accruals in the form of management fees for Messrs. Evans, Ninneman and Ringo for the year 2000 were $28,500, $15,000 and $13,000 respectively.  Salary accruals for Messrs. Evans, Ninneman and Ringo as of December 31, 2001 were $121,504, $77,000 and $88,000 respectively.

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
a. SCCS Proprietary Product Manufacturing Agreement **
b. Donald F. Evans Employment Agreement **
c. Alan H. Ninneman Employment Agreement **
d. John W. Ringo Employment Agreement **
e. Hynes, Inc. Agreement **
f. Robrady Agreement **
g. TKJ, Inc. Agreement **
h. ICT, Inc. Agreement **
i. Research Econometrics Agreement **
j. OneCap Loan Agreement
k. Working Capital Loans from Officers and Directors
l. 2001 Incentive Stock Option Plan
13	Financial Statements

99.1	Certification of Donald F. Evans
99.2	Certification of David D. Downing

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

Date January 3, 2003
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Donald F. Evans Donald F. Evans, President & Chairman of the Board

Date January 3, 2003

By /s/ John W. Ringo John W. Ringo, Secretary, Corporate Counsel & Director

Date January 3, 2003

By /s/ Alan H. Ninneman, Alan H. Ninneman, Senior Vice President & Director

Date January 3, 2003

By /s/ David D. Downing David D. Downing, Treasurer & CFO

Date January 3, 2003

CERTIFICATIONS

I, Donald F. Evans, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Cyberlux Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date: January 3, 2003

 /s/ Donald F. Evans
------------------------------
     Donald F. Evans
     President and Chief Executive Officer

CERTIFICATIONS

I, David D. Downing, certify that:

1. I have reviewed this quarterly report on Form 10-KSB of Cyberlux Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions);

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.

Date: January 3, 2003

/s/ David D. Downing
------------------------------
     David D. Downing
     Chief Financial Officer