Form 10QSB/A
period 2002-03-31
CYBERLUX CORP
filed 2003-01-10
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB/A
(Amendment No. 2)

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

Business and Basis of Presentation

Cyberlux Corporation (the Company) was formed on May 17, 2000 under the laws of the State of Nevada. The Company  is in the development stage and its efforts have been principally devoted to designing, developing manufacturing and marketing advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.  To date the Company has generated no revenues, has incurred expenses, and has sustained losses.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception through March 31, 2002, the Company has accumulated losses of $1,222,290.

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

As a result of limited capital resources and no revenues from operations from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services.  The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.  In order conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months.  This policy may have a material effect on the Company's results of operations during the next twelve months.

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

We believe that our existing capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through the next 12 months. By adjusting its operations and development  to the level of capitalization , management believes it has sufficient capital  resources to meet  projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

The Company's independent certified public accountant   has stated in  his report included in the Company's December 31, 2001 Form 10-KSB, as amended, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations.  These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Product Research and Development

We anticipate performing further research and development for our exiting products during the next twelve months. Those activities include a Landscape Illumination System and OEM Task Lights which are designed for use by helmet manufacturers that produce specialty headgear for the military, police/fire & safety; mining industry; and ski/cycle safety firms.

 These projected expenditures are dependent upon our generating revenues and obtaining sources of financing in excess of our existing capital resources . There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of research and development during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

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
Donald F. Evans
President and Chairman of the Board

CERTIFICATIONS

CERTIFICATIONS

I, Donald F. Evans, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cyberlux Corporation.

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

Date: January 3, 2003

/s/ Donald F. Evans
------------------------------
     Donald F. Evans
     President and Chief Executive Officer

CERTIFICATIONS

I, David D. Downing, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cyberlux Corporation.

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