Form 10QSB/A
period 2002-06-30
CYBERLUX CORP
filed 2003-01-10
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB/A
(Amendment No.1)

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

We believe that our existing capital resources will be sufficient to fund our current level of operating activities, capital expenditures and other obligations through the next 12 months. By adjusting its operations and development  to the level of capitalization , management believes it has sufficient capital  resources to meet  projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

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

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material propriety, plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

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