Form 10QSB
period 2002-09-30
CYBERLUX CORP
filed 2003-01-10
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB

(Mark One)

[X]         Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002

[ ]           Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the transition period from ____________ to ______________

For the Period Ended September  30, 2002

Commission file number 000-33415

CYBERLUX CORPORATION
(Name of Small Business Issuer in Its Charter)

Nevada	91-2048978
(State of Incorporation)	(IRS Employer Identification No.)

50 Orange Road
PO Box 2010
Pinehurst, NC 28374
(Address of Principal Executive Offices)

(910) 235-0066
Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    x            No

As of December  24, 2002 the Company had 6,222,396 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

            Yes [  ]             No [X]

CYBERLUX CORPORATION

Table of Contents

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements (Unaudited)	3

Condensed Balance Sheet:
September 30, 2002

Condensed Statements of Losses:
Three Months Ended September 30,2002 and 2001

Nine Months Ended September 30, 2002 and 2001 The Period from May 17, 2000 (Date of Inception) to September 30, 2002

Condensed Statements of Cash Flows :
Nine Months Ended September 30, 2002 and 2001 and the Period from May 17, 2000 (Date of Inception) to September 30, 2002

Condensed Consolidated Statement of Deficiency in Stockholder's Equity :
For the period May 17, 2000 (Date of Inception) to September 30, 2002

Notes to Condensed Financial Statements:
September 30, 2002

Item 2. Management's Discussion and Analysis or Plan of Operations	7

Item 3. Controls and Procedures

PART II. OTHER INFORMATION	10

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K	11

Item 1.  Financial Statements

CYBERLUX CORPORATION ( A Development Stage Company) CONDENSED BALANCE SHEET

September 30, 2002
Unaudited
ASSETS

CURRENT ASSETS
Cash	$ 445
Prepaid expenses	20,000
Total current assets	20,445

Property and equipment, net of depreciation	91,346

OTHER ASSETS:
Financing costs, net of amortization	6,250
Deposits	8,614
14,864

$ 126,655

LIABILITIES AND DEFICIENCY IN STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses
Management fees payable	$ 84,622
Notes payable to shareholders and officers	462,507
Notes payable	127,495
Total current liabilities	340,000
1,014,624
DEFICIENCY IN STOCKHOLDER'S EQUITY
Preferred stock, par value $ .001 per share; 5,000,000 shares authorized; none issued	-
Common stock, par value $ .001 per share, 20,000,000 shares authorized; 6,222,396 issued and outstanding	6,222
Additional paid in capital	643,501
Deficiency accumulated during development stage	(1,537,692)
Total deficiency in stockholders' equity	(887,969)

$ 126,655

See accompanying footnotes to the unaudited condensed  financial statements

CYBERLUX CORPORATION (A Development Stage Company) CONDENSED STATEMENT OF LOSSES (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,		May 17, 2000 (Date of Inception) through
	2002	2001	2002	2001	September 30, 2002

Costs and Expenses:
Selling, general and administrative	$ 119,299	$ 68,867	$ 335,301	$ 343,410	$ 1,121,175
Research and development costs	-	5,000	1,250	47,000	244,064
Interest	13,879	322	40,504	492	87,249
Depreciation and amortization	24,197	1,012	70,820	1,011	86,353
Total operating expenses	157,375	75,201	447,875	391,913	1,538,841

Loss from Operations	(157,375)	(75,201)	(447,875)	(391,913)	(1,538,841)

Other Income	1,109	-	1,109	-	1,149
Income (Tax) Benefit	-	-	-	-	-
Net Loss	$ (156,266)	$ (75,201)	$ (446,766)	$ (391,913)	$ (1,537,692)

Loss per common share (basic and assuming dilution)	$ (.03)	$ (.01)	$ (.07)	$ (.08)

Weighted average common shares outstanding	6,222,396	5,104,748	6,183,507	4,937,106

 See accompanying footnotes to the unaudited condensed  financial statements

CYBERLUX CORPORATION ( A Development Stage Company) CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
	Nine Months Ended September 30,		May 17, 2000 (Date of Inception) through
	2002	2001	September 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (446,766)	$ (391,913)	$ (1,537,692)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	70,820	1,011	86,352
Shares and options issued in exchange for consulting services	49,000	52,500	156,504
Shares issued in exchange for research and development	-	-	68,753
Adjustments to reconcile net loss to cash (used) by operating activities:
(increase ) in deposits	(1,795)	(5,000)	(8,614)
Increase in other assets and liabilities, net	6,812	-	28,185
Increase in accrued interest	17,773	-	33,791
Increase in management fee payable	176,003	150,171	462,507
Increase in other liabilities	47,581	-	50,831
NET CASH USED BY OPERATING ACTIVITIES	(80,572)	(193,231)	(659,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property an equipment, net	(59,335)	-	(108,948)
NET CASH (USED) IN INVESTING ACTIVITIES	(59,335)	-	(108,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net	80,000	159,619	512,455
Proceeds from notes payable to shareholders	44,500	-	142,245
Repayment of notes payable to shareholders	(14,750)	-	(14,750)
Capital contributed by shareholders	-	-	16,000
Issuance of common stock, net	-	13,750	112,826
NET CASH PROVIDED BY FINANCING ACTIVITIES	109,750	173,369	768,776
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(30,157)	(19,862)	445
Cash and cash equivalents at beginning of period	30,602	21,697	-
Cash and cash equivalents at end of period	$ 445	$ 1,835	$ 445

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$ 20,856	$ -	$ 37,455
Income taxes paid	-	-	-
Shares issued in connection with research and development consulting services	-	-	68,753
Shares issued in exchange for debt	-	102,455	220,641
Common stock warrants issued in exchange for financing	-	-	75,000
Common stock options issued in exchange for services rendered	-	52,500	52,500
Shares issued in exchange for services rendered	49,000	-	104,004

See accompanying footnotes to the unaudited condensed  financial statements

CYBERLUX CORPORATION
( A Development Stage Company)
CONDENSED STATEMENT OF CASH FLOWS
 (UNAUDITED)

STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE
PERIOD MAY 17, 2000 (DATE OF INCEPTION) THROUGH SEPTEMBER  30, 2002

	Common Stock		Additional Paid in Capital	Deficiency Accumumulated During Development Stage	Total Deficiency in Stockholders' Equity
	Shares	Amount
Common shares issued in May, 2000 to founders in exchange for cash at $ .0001 per share	1,640,000	$ 1,640	$ 560	$ -	$ 2,200
Common shares issued in May, 2000 in exchange for research and development services valued at $.09 per share	750,000	750	68,003	-	68,753
Common shares issued in May, 2000 in exchange for services valued at $. 05 per share	875,000	875	35,710	-	36,585
Common shares issued in July, 2000 in exchange for convertible debt at $ .15 per share	288,000	288	39,712	-	40,000
Capital contributed by principal shareholders	-	-	16,000	-	16,000
Common shares issued in November, 2000 for cash in connection with private placement at $. 15 per share	640,171	640	95,386	-	96,026
Common shares issued in November, 2000 in exchange for services valued at $. 15 per share hares issued for consulting services	122,795	123	18,296	-	18,419
Net (loss)	-	-	-	(454,651)	(454,651)
Balance, December 31, 2000	4,315,966	4,316	273,667	(454,651)	(176,668)
Common shares issued in January , 2001 in exchange for convertible debt at $ .15 per share	698,782	699	104,118	-	104,817
Stock options issued in May, 2001, valued at $. 15 per option, in exchange for services			52,500	-	52,500
Common shares issued in September , 2001 for cash in connection with excercise of warrant at $.15 per share	3,000	3	447	-	450
Common shares issued in September , 2001 for cash in connection with excercise of warrant at $.10 per share	133,000	133	13,167	-	13,300
Warrants issued in October 2001, valued at $. 15 per warrant, in exchange for placement of debt	-	-	75,000	-	75,000
Common shares issued in November , 2001 for cash in connection with excercise of warrant at $.0001 per share	500,000	500	-	-	500
Common shares issued in November , 2001 for cash in connection with excercise of options at $.0001 per share	350,000	350	-	-	350
Common shares issued in December , 2001 in exchange for convertible debt at $ .50 per share	133,961	134	66,847	-	66,981
Common shares issued in December , 2001 in exchange for debt at $ .50 per share	17,687	18	8,825	-	8,843
Net (loss)	-	-	-	(636,274)	(636,274)
Balance, December 31, 2001	6,152,396	$ 6,152	$ 594,571	$ (1,090,925)	$ (490,202)
Common shares issued in May, 2002 in exchange for services valued at $. 70 per share	70,000	70	48,930	-	49,000
Net loss	-	-	-	(446,767)	(446,767)
Balance at September 30, 2002	6,222,396	$ 6,222	$ 643,501	$ (1,537,692)	$ (887,969)

See accompanying footnotes to the unaudited condensed  financial statements

CYBERLUX CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results from developmental stage operations for the  nine month period ended September  30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements should be read in conjunction with the December 31, 2001 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB, as amended.

Business and Basis of Presentation

Cyberlux Corporation (the Company) was formed on May 17, 2000 under the laws of the State of Nevada. The Company  is in the development stage and its efforts have been principally devoted to designing, developing manufacturing and marketing advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.  To date the Company has generated  operating revenues, has incurred expenses, and has sustained losses.  Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise.  For the period from inception through September  30, 2002, the Company has accumulated losses of $ 1,537,692.

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

As a result of limited capital resources and  operating  revenues from operations from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services.  The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation.  In order conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months.  This policy may have a material effect on the Company's results of operations during the next twelve months.

 Revenues

We have generated no operating revenues from operations from our inception. We believe we will begin earning revenues from operations in our second year of actual operation as the Company transitions from a development stage company to that of an active growth and acquisition stage company. On July 19, 2002, we developed a web site (www.cyberlux.com) which gives us the ability to offer our products over the internet.

Costs and Expenses

From our inception through September  30, 2002, we have  not  generated any operating  revenues from operations. We have incurred losses of $ 1,537,692 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

Liquidity and Capital Resources

As of September  30, 2002, we had a working capital deficit of $ 994,179 .. As a result of our operating losses from our inception through September  30, 2002, we generated a cash flow deficit of $659,383 from operating activities. Cash flows used in investing activities was $ 108,948 during the period May 17, 2000 (date of Company's inception) through September  30, 2002. We met our cash requirements during this period through the private placement of $ 112,826 of common stock, $  512,455 from the issuance of  notes (net of repayments and costs), $127,495 from the issuance of notes payable to Company officers and shareholders (net of repayments ), and $16,000 capital contributed by the Company's  principal shareholders.

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

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are located  in North America  and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

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

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property , plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Number of Employees

From our inception through the period ended September  30, 2002, we have relied on the services of outside consultants for services and have four (4) employees.  In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees.  We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months.   This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing.  There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Item 3. Controls and Procedures.

(a) On September 30, 2002, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

See Item 3: Legal Proceedings in our annual report on Form 10-KSB for the year ended 12/31/01 for a description of current legal proceedings.  There have been no material changes with respect to legal proceedings since that report was filed.

Item 2.  Changes in Securities and Use of Proceeds.

(a) None.

(b) None.

(c) None.

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

(b) Reports on Form 8-K.

On September 3, 2002, the Company filed a Current Report on Form 8-K dated August 29, 2002, reporting under Item 4, a change in the Company's certifying accountants.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyberlux Corporation
(Registrant)
Date: December 31, 2002	/s/ Donald F. Evans
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