Form 10KSB/A
period 2001-12-31
CYBERLUX CORP
filed 2003-02-04
CIK 1138169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 4
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

            Our management founded the Company to design, develop, manufacture, market and sell advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.  The business of the Company is conducted through outsource relationships with specific professionals who are engaged based upon tasks in which they are credentialed specialists.  Management decided from the outset that skills in industrial design, electrical engineering, injection mold development, packaging, product assembly, testing and delivery functions would, from an economic perspective, be best conducted through contract relationships with professional firms rather than through a large, diverse employee base. Although the diode illumination industry is in its infancy, these lighting systems offer the potential to make continued advancements in illumination technology.  Light emitting diodes (LEDs) consume 90% less energy than their incandescent counterparts to produce a comparable lumen output. Fluorescent tubes are similar to incandescent bulbs in life light by virtue of the fact that both elements burn.  Diodes do not burn.  Instead, diodes convert electrical current to electromagnetic energy that produces light without heat.  A lumen is a unit of measure used to determine light intensity.  We believe that in electrochemical (battery powered) applications, this decrease in energy consumption positions our lighting solutions as a much more durable and reliable lighting source than other alternatives.  In standard electrical current applications, the calculated life of diodes as lighting elements is over ten years versus hours for traditiona1 incandescent or fluorescent bulbs.  The performance characteristics of diminutive energy consumption and extended life have prompted LED implementation in traffic lights and brake lights, and to a lesser degree in our area of focus, diode illumination.

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

            In January 2001, holders of the Company's convertible notes payable elected to convert $104,817 of debt in exchange for 698,782 shares of the Company's $0.001 par value common stock in accordance with Section 4(2) of the Securities Act.

            In September 2001, we issued 136,000 shares of our $0.001 par value common stock in exchange for cash of $13,750.  The shares were issued in accordance with Section 4(2) of the Securities Act.

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

Liquidity and Capital Resources

         As of December 31, 2001, we had a working capital deficit of $ 606,103 . As a result of our operating losses from our inception through December 31, 2001, we generated a cash flow deficit of $ 578,810 from operating activities. Cash flows used in investing activities was $49,614 during the period May 17, 2000 (date of Company's inception) through December 31, 2001. We met our cash requirements during this period through the private placement of $112,826 of common stock, $432,455 from the issuance of  notes (net of repayments and costs), $97,745 from the issuance of notes payable to Company officers and shareholders , and $16,000 capital contributed by the Company's  principal shareholders.  We received cash from unrelated individuals in exchange for promissory notes totaling $75,000 as of December 31, 2002.  The unsecured notes bear an interest rate of 10% per annum and the principal and interest are due on July 31, 2002.

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

Payment of $170,000 Note Due in October 2002

            3,265,000 shares of our common stock owned by our principal shareholders and officers have been pledged to secure a $170,000 note due in October 2002.  Any default could result in a change of control which could alter the Company's plan of operations. (The note has been extended to June 2003).

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

Option/SAR Grants in Last Fiscal Year
Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Donald F. Evans	150,000	25%	$0.001/sh	2011
John W. Ringo	150,000	25%	$0.001/sh	2011
Alan H. Ninneman	150,000	25%	$0.001/sh	2011
David D. Downing	100,000	16.6%	$0.001/sh	2011

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Donald F. Evans	100,000	$14,900	50,000 shs	$333.33
John W. Ringo	100,000	$14,900	50,000 shs	$333.33
Alan H. Ninneman	100,000	$14,900	50,000 shs	$333.33
David D. Downing	50,000	$ 7,450	50,000 shs	$333.33

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

Name and Address of	Shares	Percentage of
Beneficial Owner	Beneficially Owned	Shares Outstanding

Donald F. Evans	1,405,000	22.7%
Fifty Orange Road
Pinehurst, NC 28374

David D. Downing	500,000	8.1%
100 Country Meadow Drive
Marietta, OH 45750

Alan H. Ninneman	650,000	10.5%
17 Barberry Court
Corrales, NM 87048

John W. Ringo
241 Lamplighter Lane	450,000	7.3%
Marietta, GA 30067

Total ownership by our officers and directors (four individuals)	3,005,000	48.6%

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

Date February 3, 2003
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Donald F. Evans Donald F. Evans, President & Chairman of the Board

Date February 3, 2003

By /s/ John W. Ringo John W. Ringo, Secretary, Corporate Counsel & Director

Date February 3, 2003

By /s/ Alan H. Ninneman, Alan H. Ninneman, Senior Vice President & Director

Date February 3, 2003

By /s/ David D. Downing David D. Downing, Treasurer & CFO

Date February 3, 2003

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

Date: February 3, 2003

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

Date: February 3, 2003

/s/ David D. Downing
------------------------------
     David D. Downing
     Chief Financial Officer