Form 10KSB
period 2002-12-31
CYBERLUX CORP
filed 2003-04-15
CIK 1138169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[x ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2002, there were shares 6,628,396 of $0.001 par value common stock outstanding .

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

(2)      Distribution methods of our products

            We have targeted our marketing and sales efforts of our initial product, the Home Safety Light, to home improvement chain and retailers, which have historically experienced a high volume flow of consumers, many of whom may be classified as opportunistic buyers.  Although the consumer may be in the store for a specific item, if the retailer in a prominent position features a new product, the consumer is inclined to evaluate its merits.  By researching locations in the various stores, we feel that our initial product will get the most exposure in the home safety section that displays products, which concentrate on items such as fire alarms, child protection products and other items that protect homeowners from potential dangers in the home.  We recognize these markets as the optimum entry point for introduction of the Cyberlux Home Safety Light to be followed by a broader market exposure in the mass-market chain stores.

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

We submitted proposals to  several major home improvement warehouse chains and retail stores, wherein we suggested introduction of the Home Safety Light through its stores located in Virginia, North Carolina, South Carolina and Florida.  We have since expanded the proposal to include stores located in Alabama, Mississippi, Louisiana and Texas.   The product introduction in the stores suggested is consistent with the geography usually affected by storm activity during the Hurricane Season (June 1 through November 30). One characteristic of the Hurricane Season is the incidence of power outages caused by severe storms. The Home Safety Light is designed as a long-term interim light source which is particularly useful during power outages. In anticipation of providing the product to the stores suggested, Cyberlux issued a purchase order to SCCS for 10,000 Home Safety Lights which have been produced.  The proposals  are currently under consideration, but no purchase orders have yet been received from them.

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

          During the year 2002, the Company has incurred $ 1,250 as  research and development expenses . The Company has incurred $ 244,064 on research and development from the May 17, 2000 (date of inception ) till December 31, 2002.

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

Case Number:            2001 CA 005309 NC Div. C.

Item 4.   Submission of Matters to a Vote of Security Holders.

           There  were no matters submitted to a vote of security holders during the year  ended  December  31,  2002.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

There is currently no trading market for the registrant's common stock.

Number of Shareholders

The number of beneficial holders of record of the Common Stock of the Company as of  the  close  of  business  on  December 31, 2002,  was 124.

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

           On October 18, 2001, the Company entered into a loan agreement with OneCap, Inc. in which it borrowed $170,000 for the purpose of financing for tooling, circuitry and registration costs for public listing of the Company's stock.  The term of the loan is for one year and the interest rate is 13% per annum.  Under the terms of the agreement, the Company issued a promissory note secured by assets of the Company and founders stock which were placed into an escrow account.  The Company also issued OneCap a warrant to purchase 500,000 shares of its $0.001 par value common stock at par. On December 31, 2002, the company extended the loan repayment period to June , 2003 and the interest rate was  increased to 18% per annum payable monthly . The company also incurred $ 25,000 loan extension charges which were charged to interest expenses and the loan was increased to $ 195,000.

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

During November 2002, the company issued 150,000 shares of its common stock in exchange for services totalling $ 37,500. The stock issued was valued at $ 0.25 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In December 2002, the company issued 256,000 shares of common stock for cash $ 64,000 in connection with a private placement memorandum, net of costs.

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

Costs and Expenses

           From our inception through December 31, 2002, we have not generated any revenues. We have incurred losses of $ 1,791,029 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

Liquidity and Capital Resources

          As of December 31, 2002, we had a working capital deficit of $1,129,365. As a result of our operating losses from our inception through December 31, 2002, we generated a cash flow deficit of $697,746  from operating activities. Cash flows used in investing activities was $102,494during the period May 17, 2000 (date of Company's inception) through December 31, 2002 . We met our cash requirements during this period through the private placement of $174,326of common stock, $512,455 from the issuance of  notes (net of repayments and costs), $123,545from the issuance of notes payable to Company officers and shareholders

         While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

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

          Auditors' opinion expresses doubt about the Company's ability to continue as a "going concern " : The independent auditors report on the company's December 31, 2002 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that a similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of

Long-Lived Assets, to include in its scope long-term customer relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

Continued Control by Current Officers and Directors

          The present officers and directors own  approximately  46.0 % of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

Management of Potential Growth

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

Audit's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern"

          The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended December 31, 2002, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.

Payment of 195,000 Note Due in June 2003

         3,265,000 shares of the Company's common stock owned by its principal shareholders and officers have been pledged as collateral for a loan of $170,000 to OneCap, Inc.  Payment of the loan is due and payable in October 2002. On December 31, 2002, the company extended the loan repayment period to June , 2003 and the interest rate was increased to 18% per annum payable monthly . The company also incurred $ 25,000 loan extension charges which were charged to interest expenses and the loan was increased to $ 195,000. If the Company is unable to pay off the loan or to obtain an extension on the loan, this could seriously affect the Company's operations.

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

Material Litigation

           On April 18, 2001, we filed a civil complaint against Light Technology, Inc. and others. Light Technology has filed a counterclaim (See "Legal Proceedings", page 7).  Although we are of the opinion that we have meritorious claims against the defendants, a ruling against us could have serious financial consequences.

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

Limited Market Due To Penny Stock

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

  With a price of less than $5.00 per share;

  That are not traded on a "recognized" national exchange;

  Whose prices are not quoted on the Nasdaq automated quotation system (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

  In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

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

SUMMARY COMPENSATION TABLE
					Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principle Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Donald F. Evans, President CEO Director	2000 2001 2002	$28,500 $98,004 $98,004	$0 $0 $0	$0 $0 $0	$0 $0 $0	200,000 shs/common	$0	$0

John W. Ringo, Secretary and Director	2000 2001 2002	$13,000 $69,000 $69,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	150,000 shs/common	$0	$0

Alan H. Ninneman, Senior VP and Director	2000 2001 2002	$15,000 $78,000 $78,000	$0 $0 $0	$0 $0 $0	$0 $0 $0	150,000 shs/common	$0	$0

David D. Downing, Treasurer and CFO	2000 2001 2002	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	100,000 shs/common	$0	$0

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

  Salary accruals in the form of management fees for Messrs. Evans, Ninneman and Ringo for the year 2000 were $28,500, $15,000 and $13,000 respectively.  Salary accruals for Messrs. Evans, Ninneman and Ringo for the year 2001 were $98,004, 78,000 and 69,000 respectively.  In November 2001, Messrs. Evans, Ninneman and Ringo were paid $5,000 each. Salary accruals for Messrs. Evans, Ninneman and Ringo for the year 2002 were $98,004, $78,000 and 69,000 respectively.

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

Option/SAR Grants in Last Fiscal Year
Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Donald F. Evans	100,000	16.7%	$0.001/sh	2011
John W. Ringo	100,000	16.7%	$0.001/sh	2011
Alan H. Ninneman	100,000	16.7%	$0.001/sh	2011
David D. Downing	50,000	8.3%	$0.001/sh	2011

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the Money Options/SARs at FY-End ($) Exercisable/Unexercisable
Donald F. Evans	100,000	$14,900	100,000 shs	$ 14,900
John W. Ringo	50,000	$ 7,450	50,000 shs	$7,450
Alan H. Ninneman	50,000	$ 7,450	50,000 shs	$7,450
David D. Downing	50,000	$ 7,450	50,000 shs	$7,450

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

Name and Address of	Shares	Percentage of
Beneficial Owner	Beneficially Owned	Shares Outstanding

Donald F. Evans	1,455,000	21.9%
Fifty Orange Road
Pinehurst, NC 28374

David D. Downing	500,000	7.5%
100 Country Meadow Drive
Marietta, OH 45750

Alan H. Ninneman	650,000	9.8%
17 Barberry Court
Corrales, NM 87048

John W. Ringo
241 Lamplighter Lane	450,000	6.8%
Marietta, GA 30067

Total ownership by our officers and directors (four individuals)	3,055,000	46.0%

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

3              There is no voting trust among any of the shareholders , officers or directors.  Pursuant to the Incentive Stock Option Plan, officers of the Company, Messrs. Evans, Ringo, Ninneman  and Downing were vested with 350,000 options which they exercised in November 2001 at par.  In January 2002, Messrs. Evans, Ringo, Ninneman and Downing were each vested with 50,000 options for the fiscal year ended 2001.  In January 2003, Mr. Evans was vested with 50,000 options for the fiscal year 2001. These options are reflected in the individual's share ownership in the table.

B.          Persons Sharing Ownership of Control of Shares

No person other than Donald F. Evans, David D. Downing, Alan H. Ninneman, and John Ringo owns or shares the power to vote 5% or more of our securities.

Item 12.   Certain Relationships and Related Transactions.

            The Company entered into a sub-lease agreement with Research Econometrics, LLP, which provides the Company the ability to continue the research and development efforts of the Electrochemical Portable Power Plant and Lighting System.  The agreement is on a month-to-month basis.  Total rental expense for the for the year ended December 31, 2002 and 2001 was $ 13,185 and  $15,806 respectively..  Mr. Evans was the partner in Research Econometrics who undertook the investigative research study designed to determine the feasibility of an electrochemical (battery powered) interim lighting system that could provide long-term solutions to property owners during extended power outages.  The study confirmed the feasibility of such a system consistent with an application of new technologies that, when combined, provided extended life to existing battery resources.  He began the study with an investigation of the incidence of power outage attributable to severe storm activity along the east coast and west along the gulf coast states of the United States.

            The agreement with Research Econometrics, therefore, is one whereby the light design system perfected by Research Econometrics was assigned as the foundation of the newly created Cyberlux Corporation.

The Company issued 997,795 shares of its $ 0.001 par value common stock valued at $ 55,004 to its officers and shareholders of the company for consulting.

We issued certain management fees which were for accrued salaries for Messrs. Evans, Ninneman and Ringo consistent with employment agreements. The Company incurred management fees of $ 350,504 and $ 263,088 during the years ended December 31, 2002 and 2001 respectively. Unpaid management fees aggregated to $ 546,508 as of December 31, 2002.

            Promissory notes were issued to certain officers for loans to the Company for working capital.  These Notes are listed as payable upon demand and accrue interest at 12% per annum. Don F. Evans, David D. Downing, Alan H. Ninneman and a former officer loaned $ 98,000,  $ 745 and $ 24,800 respectively  in 2002.

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
a. SCCS Proprietary Product Manufacturing Agreement **
b. Donald F. Evans Employment Agreement **
c. Alan H. Ninneman Employment Agreement **
d. John W. Ringo Employment Agreement **
e. Hynes, Inc. Agreement **
f. Robrady Agreement **
g. TKJ, Inc. Agreement **
h. ICT, Inc. Agreement **
i. Research Econometrics Agreement **
j. OneCap Loan Agreement
k. Working Capital Loans from Officers and Directors
l. 2001 Incentive Stock Option Plan
13	Financial Statements
99.1	Section 906 Certification of CEO
99.2	Section 906 Certification of CFO

            Footnotes:

*  Previously filed with Form 10-SB and incorporated by reference herein.

**  Previously filed with Form 10-SB Amendment No. 1 and incorporated by reference herein.

*** Previously filed with Form 10-KSB and incorporated by reference herein.

(b) Reports on Form 8-K

            None

 ITEM 14. CONTROLS AND PROCEDURES

The registrant's Principal executive officers and principal financial officer, based on their evaluation of the registrant's disclosure controls and procedures ( as defined in Rules 13a-14 ( c ) of the Securities Exchange Act of 1934 ) as of December 31, 2002 have concluded that the registrants' disclosure controls and procedures are adequate and effective to ensure that material information relating to the registrants and their consolidated subsidiaries is recorded, processed , summarized and reported within the time periods specified by the SEC' s rules and forms, particularly during the period in which this quarterly report has been prepared.

The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2002 the date of their most evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyberlux Corporation

By /s/ Donald F. Evans Donald F. Evans, President & Chairman of the Board

Date April 14, 2003
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Donald F. Evans Donald F. Evans, President & Chairman of the Board

Date April 14, 2003

By /s/ John W. Ringo John W. Ringo, Secretary, Corporate Counsel & Director

Date April 14, 2003

By /s/ Alan H. Ninneman, Alan H. Ninneman, Senior Vice President & Director

Date April 14, 2003

By /s/ David D. Downing David D. Downing, Treasurer & CFO

Date April 14, 2003

CERTIFICATIONS

I, Donald F, Evans, certify that :

(1) I have reviewed this annual report on Form 10-KSB of Cyberlux Corporation.

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report ;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report ;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the registrant and have :

(i) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities , particularly during the period in which this annual report is being prepared ;

(ii) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the "  Evaluation date " ) and

(iii) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date ;

(5) The registrant's other certifying officers and I have disclosed , based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors :

(i) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

(ii) Any fraud, whether or not material , that involves management or other employees who have a significant role in the registrant's internal controls ; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : April 7, 2003

/s/ Donald F. Evans
Donald F. Evans
President and CEO

CERTIFICATIONS

I, David D. Downing, certify that :

I have reviewed this annual report on Form 10-KSB of Cyberlux Corporation.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report ;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report ;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures ( as defined in Exchange Act Rules 13a-14 and 15d-14 ) for the registrant and have :

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities , particularly during the period in which this annual report is being prepared ;

Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ( the "  Evaluation date " ) and

Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation date ;

The registrant's other certifying officers and I have disclosed , based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors :

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

Any fraud, whether or not material , that involves management or other employees who have a significant role in the registrant's internal controls ; and The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

Date : April 7, 2003

/s/ David D. Downing
David D. Downing
Treasurer & CFO