Form 10QSB
period 2003-03-31
CYBERLUX CORP
filed 2003-05-23
CIK 1138169

                          U.S. SECURITIES AND EXCHANGE
                                   COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ______________

                       For the Period Ended March 31, 2003

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
Yes    x            No
   ----------         -----------

As of March 31, 2003 the Company had 7,191,729 shares of its par value $0.001 common tock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

            Yes [  ]             No [X]

===============================================================================

                              CYBERLUX CORPORATION

                                Table of Contents

PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements (Unaudited) Index                                                                       iii

          Condensed Balance Sheets:                                                                                         F-3
                    March 31, 2003 and December 31, 2002

          Condensed Statements of Losses:                                                                                   F-4
                    Three Months Ended March 31, 2003 and 2002 and the Period from May 17, 2000
                    (Date of Inception) to March 31, 2003
                                                                                                                            F-5
          Condensed Statements of Cash Flows :
                    Three Months Ended March 31, 2003 and 2002 and the Period from May 17, 2000
                    (Date of Inception) to March 31, 2003

          Condensed Consolidated Statement of Deficiency in Stockholder's Equity :                                          F-6
                    For the period May 17, 2000 (Date of Inception) to March 31, 2003

          Notes to Condensed Financial Statements:                                                                           1
                    March 31, 2003

      Item 2.  Management's Discussion and Analysis or Plan of Operations                                                    4

      Item3.        Controls and Procedures                                                                                  6

PART II.  OTHER INFORMATION                                                                                                  7

      Item 1.  Legal Proceedings                                                                                             7

      Item 2.  Changes in Securities                                                                                         7

      Item 3.  Defaults Upon Senior Securities                                                                               7

      Item 4.  Submission of Matters to a Vote of Security Holders                                                           7

      Item 5.  Other Information                                                                                             7

      Item 6.  Exhibits and Reports on Form 8-K                                                                              7



===============================================================================

ITEM 1.  FINANCIAL STATEMENTS

                                           CYBERLUX CORPORATION
                                      INDEX TO FINANCIAL INFORMATION


                                                                                                          PAGE NO

Condensed Balance sheets at March 31, 2003 and December 31, 2002                                              F-3

Condensed Statement of Losses for the three months ended of March 31, 2003 and 2002 and the
period from May 17, 2000 ( date of inception ) through March 31, 2003                                         F-4

Condensed Statement of Deficiency in Stockholders' Equity for the Period May 17, 2000 ( Date of
Inception )  through March 31, 2003                                                                           F-5

Condensed Statement of Cash flows for the three months ended March 31, 2003 and March 31, 2002 and the        F-6
period from May 17, 2000 ( date of inception ) through March 31, 2003


Notes to  Unaudited Condensed Financial  statements                                                        F-7 to F-9


                              CYBERLUX CORPORATION
                          (a Development Stage Company)
                                   (unaudited)
                            Condensed Balance Sheets


                                                         March 31,    December 31
                                                            2003          2002
                                                        (Unaudited)    (audited)
ASSETS

Current assets:
Cash and equivalents                                      $  17,589    $    26,086
Prepaid design services                                      20,000         20,000
       Total current assets                                  37,589         46,086

Fixed assets, net of accumulated depreciation of $28,174     74,319         79,443
and $ 23,050 respectively

Other assets
Prepaid expenses                                            225,000              0
Deposits                                                      8,614          8,614
                                                            233,614          8,614

                                                         -------------------------
                                                         $  345,522    $   134,143
                                                         =========================

LIABILITIES AND DEFICIENCIES
IN STOCKHOLDERS' EQUITY

Current liabilities:
Accrued interest                                         $    50,065   $    44,427
Other accrued liabilities                                    142,932        95,971
Management fees payable - related party                      668,008       546,508
Short-term notes payable - shareholders                      153,045       123,545
Short-term notes payable                                     365,000       365,000
    Total current liabilities                              1,379,050     1,175,451


Deficiency in Stockholders' equity:
Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding
Common stock, $0.001 par value, 20,000,000 shares
authorized, 7,191,729 and 6,628,396 outstanding as of
March 31, 2003 and December 31, 2002 respectively              7,192         6,628
Additional paid-in capital                                   980,280       745,593
Subscription receivable                                            0        (2,500)
(Deficit)                                                 (2,021,000)   (1,791,029)
Deficiency in stockholder's equity                        (1,033,528)   (1,041,308)

                                                         --------------------------
                                                         $   345,522   $   134,143
                                                         ==========================

       See accompanying notes to unaudited condensed financial statements

             CYBERLUX CORPORATION
         (a Development Stage Company)
                  (unaudited)
        Condensed Statements of Losses


                                                                    For The Three   For the Three  For the period
                                                                    Months Ended    Months Ended   May 17, 2002 to
                                                                    March 31,2003   March 31, 2002 March 31, 2003

Revenue                                                              $         -    $         -    $         -

Expenses:
General and administrative expenses                                      209,054        120,137      1,856,458



                                                                     -----------------------------------------
Total expenses                                                           209,054        120,137      1,856,458
                                                                     -----------------------------------------

Other (expense):
Interest income                                                                0              0             40
Interest expense                                                         (20,917)       (11,228)      (164,582)

                                                                     -----------------------------------------
Net (loss)                                                           $  (229,971)   $  (131,365)   $(2,021,000)
                                                                     =========================================

Weighted average number of
common shares outstanding - basic and fully diluted                    6,736,322      6,152,396      6,736,322

                                                                     -----------------------------------------
Net (loss) per share - basic & fully diluted                         $     (0.03)   $     (0.02)   $     (0.30)
                                                                     =========================================

       See accompanying notes to unaudited condensed financial statements

                   CYBERLUX CORPORATION
               (a Development Stage Company)

             Condensed Statement of Cash Flows
                         (Unaudited)

                                                                                                     For the Period
                                                                   For The Three    For the Three    May 17, 2002
                                                                   Months Ended     Months Ended     (inception) to
                                                                   March 31,2003    March 31, 2002    March 31, 2003


Cash flows from operating activities
Net (loss)                                                         $  (229,971)     $   (131,365)     $  (2,021,000)
Depreciation and Amortization                                            5,124            22,780            103,174
Write off extension of loan expense                                                                          25,000
Stock options issued for consulting services                                                                107,504
Shares issued for consulting services                                   10,000                               97,498
Shares issued in connection with loan commitment                       225,000                              225,000
Shares issued for research and development                                                                   68,753
(Increase) in deposits                                                       0            (1,795)            (8,614)
(Increase)  decrease in other assets, net                             (225,000)            5,449           (196,815)
Increase (Decrease) in accrued interest                                  5,638              (393)            50,067
Increase in management fee payable-related party                       121,500            58,001            668,008
Increase in other accrued liabilities                                   46,962            (1,300)           142,934
Net cash (used) by operating activities                                (40,747)          (48,623)          (738,491)

Cash flows from investing activities
Purchase of fixed assets                                                     0           (58,528)          (102,494)
Net cash provided (used in) by investing activities                          0           (58,528)          (102,494)

Cash flows from financing activities
Proceeds from short-term notes payable net                                   0            75,000             80,000
Proceeds from notes payable net                                                                             432,455
Proceeds from short-term notes payable-shareholders                     29,500             6,300            153,045
Capital contributed by shareholders                                          0                               16,000
Receipts from subscription receivable                                    2,500                                2,500
Issuance of common stock                                                   250                              174,576
Net cash provided by financing activities                               32,250            81,300            858,576

Net increase in cash                                                    (8,497)          (25,851)            17,591
Cash - beginning                                                        26,086            30,601                  0
Cash - ending                                                      $    17,589      $      4,750      $      17,589

Supplemental disclosures:
Interest paid                                                            9,427            11,621             60,104
Income taxes paid                                                            0                 0                  0

Non-cash investing and financing activities:
Shares issued for research and development and consulting                    0                 0            106,253
Shares issued for conversion of debt                                         0                 0            220,641
Warrants issued in connection with financing                                0                 0             75,000
Options issued in connection with services                                                     0             52,500
Shares issued in connection with loan commitment                       225,000                 0            225,000
Shares issued in connection with services                               10,000                 0            115,002


See accompanying notes to unaudited condensed financial statements

                              CYBERLUX CORPORATION
                         ( A Development Stage Company)

        CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE
         PERIOD MAY 17, 2000 (DATE OF INCEPTION) THROUGH MARCH 31, 2003
                              (Unaudited)


                                                                                                    Additional Paid
                                                                               Common Stock          in Capital

                                                                           Shares         Amount
                                                                        -----------    ------------ --------------
Common shares issued  in May, 2000  in exchange for research and
development services valued at  $.09 per share                             750,000        $ 750      $ 68,003

Common shares issued  in May, 2000  in exchange for services valued
@ $. 05 per share                                                          875,000          875        35,710

Common shares issued  in July, 2000 in exchange for convertible debt
at $ .15 per share                                                         288,000          288        39,712

Capital contributed  by  principal shareholders                                  -            -        16,000

Common  shares  issued in November , 2000 for cash  in connection with
private placement at $. 15 per share                                       640,171          640        95,386

Common shares issued  in November, 20000  in exchange for services
valued @ $. 15 per share hares issued for consulting services              122,795          123        18,296

Net (loss)                                                                       -             -        -
                                                                        -----------    ------------ --------------
Balance, December 31, 2000                                                4,315,966      $ 4,316     $ 273,667

Common shares issued  in January , 2001 in exchange for convertible debt
at $ .15 per share                                                         698,782          699       104,118

Stock options issued in May,  2001, valued at $. 15 per option, in
exchange for services                                                                                  52,500

Warrant  issued in May 2001, valued at $. 15 per warrant, in exchange
for placement of debt                                                            -            -        75,000

Common  shares  issued in September  , 2001 for cash in connection with
exercise of warrant at  $.15 per share                                       3,000            3           447

Common  shares  issued in September  , 2001 for cash in connection with
exercise of warrant at  $.10 per share                                     133,000          133        13,167

Common  shares  issued in November , 2001 for cash  in connection with
exercise of warrant at  $.0001 per share                                   500,000          500             -

Common  shares  issued in November , 2001 for cash  in connection with
exercise of options at  $.0001 per share                                   350,000           350            -

Common shares issued  in December , 2001 in exchange for convertible
debt at $ .50 per share                                                    133,961          134        66,847

Common shares issued  in  December  , 2001 in exchange for  debt at
$ .50 per share                                                             17,687           18         8,825

Net (loss)                                                                       -            -           -
                                                                        -----------    ------------ --------------

Balance, December 31, 2001                                               6,152,396    $   6,152    $  594,571

Common shares issued  in May, 2002  in exchange for services valued  at
$. 70 per share                                                             70,000           70        48,930

Common shares issued in Nov, 2002 in exchange for services valued at
$0.25 per share                                                            150,000          150        37,350

Common shares issued in Dec. 2002 as rights offering at $0.25 per share    256,000          256        63,744

Subscription Receivable for 10,000 shares issued

Net loss                                                                         -            -             -
                                                                        -----------    ------------ --------------

Balance at December 31, 2002                                             6,628,396    $   6,628    $  745,593

Common  shares issued in March, 2003 for cash in connection with
exercise of options at $0.001 per share                                    250,000          250

Funds received for stock subscription

Common Shares issued to Cornell Capital Partners in March, 2003 in
connection with Loan Commitment valued at $0.75 per share                  300,000          300      224,700

Common shares issues in March, 2003 in exchange for services valued
at $0.75 per share                                                          13,333           14        9,987

Net Loss                                                                         -            -            -
                                                                        -----------    ------------ --------------

Balance,  March 31, 2003                                                 7,191,729    $   7,192    $ 980,280




                                                                                            Deficiency
                                                                                        Accumulated During
                                                                             Stock      Development Stage      Total In
                                                                         Subscription                      Stockholder's Equity
Receivable Total in Stockholders' Equity

Common shares issued  in May, 2000  in exchange for research and
development services valued at  $.09 per share                                                               $      68,753

Common shares issued  in May, 2000  in exchange for services valued
@ $. 05 per share                                                                                                   36,585

Common shares issued  in July, 2000 in exchange for convertible debt
at $ .15 per share                                                                                                  40,000

Capital contributed  by  principal shareholders                                                                     16,000

Common  shares  issued in November , 2000 for cash  in connection with
private placement at $. 15 per share                                                                                96,026

Common shares issued  in November, 20000  in exchange for services
valued @ $. 15 per share hares issued for consulting services                                                       18,419

Net (loss)                                                                        -         (454,651)             (454,651)
                                                                            ---------   -------------    ------------------
Balance, December 31, 2000                                                        -     $ (454,651.00)    $    (176,668.00)

Common shares issued  in January , 2001 in exchange for convertible debt
at $ .15 per share                                                                                  -              104,817

Stock options issued in May,  2001, valued at $. 15 per option, in
exchange for services                                                                               -              52,500

Warrant  issued in May 2001, valued at $. 15 per warrant, in exchange
for placement of debt                                                                               -              75,000

Common  shares  issued in September  , 2001 for cash in connection with
exercise of warrant at  $.15 per share                                                              -                 450

Common  shares  issued in September  , 2001 for cash in connection with
exercise of warrant at  $.10 per share                                                              -              13,300

Common  shares  issued in November , 2001 for cash  in connection with
exercise of warrant at  $.0001 per share                                                            -                 500

Common  shares  issued in November , 2001 for cash  in connection with
exercise of options at  $.0001 per share                                                            -                 350

Common shares issued  in December , 2001 in exchange for convertible
debt at $ .50 per share                                                                             -              66,981

Common shares issued  in  December  , 2001 in exchange for  debt at
$ .50 per share                                                                                     -               8,843

Net (loss)                                                                       -           (636,274)           (636,274)
                                                                            ---------   -------------    ------------------
Balance, December 31, 2001                                                       -      $  (1,090,925)    $      (490,202)

Common shares issued  in May, 2002  in exchange for services valued  at
$. 70 per share                                                                                    -               49,000

Common shares issued in Nov, 2002 in exchange for services valued at
$0.25 per share                                                                                                    37,500

Common shares issued in Dec. 2002 as rights offering at $0.25 per share                                            64,000

Subscription Receivable for 10,000 shares issued                           (2,500)                                 (2,500)

Net loss                                                                        -           (700,104)            (700,104)
                                                                            ---------   -------------    ------------------
Balance at December 31, 2002                                                $ (2,500)   $ (1,791,029)     $    (1,041,308)

Common  shares issued in March, 2003 for cash in connection with
exercise of options at $0.001 per share                                                                               250

Funds received for stock subscription                                         2,500                                 2,500

Common Shares issued to Cornell Capital Partners in March, 2003 in
connection with Loan Commitment valued at $0.75 per share                                                         225,000

Common shares issues in March, 2003 in exchange for services valued
at $0.75 per share                                                                                                 10,001

Net Loss                                                                          -          (229,971)           (229,971)
                                                                            ---------   -------------    ------------------
Balance,  March 31, 2003                                                    $     -   $ (2,021,000.00)    $ (1,033,528.00)


                                      F-6

See accompanying notes to unaudited condensed financial statements

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED MARCH 31, 2003 FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES


GENERAL

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION

Cyberlux Corporation (the "Company " ) is in the development stage and its effort have been principally devoted to seeking profitable business opportunities. To date Company has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31 2003, the Company has accumulated losses of $2,021,000.

RECENT ACCOUNTING PRONOUNCEMENTS


Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test is recorded as a cumulative effect of a change in accounting principle. The adoption of SFAS No 142 had no material impact on the Company's condensed consolidated financial statements.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company adopted SFAS No. 143 effective January 1, 2003. The adoption of SFAS No. 143 had no material impact on Company's condensed consolidated financial statements.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's condensed consolidated financial statements

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that a similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company adopted SFAS No. 146 effective January 1, 2003. The adoption of SFAS No. 146 had no material impact on Company's condensed consolidated financial statements.

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

On March 15, 2002, we signed an agreement with Cornell Partners, LP for a $10,000,000 Equity Line of Credit investment. Cornell Capital is a domestic hedge fund, which makes investments in small to mid sized publicly traded companies. Under the Equity Line Agreement, we have the right, but not the obligation to require Cornell Capital to purchase shares of common stock up to a maximum amount over a 24 month period.

In March 2003, we made application to the National Association of Securities Dealers, Inc. for listing on the Over the Counter Bulletin Board and to obtain a trading symbol. The application is pending.

On March 9, 2003, we signed an agreement with Howard, Merrell & Partners ("HMP") an Interpublic Company, located in Raleigh, North Carolina. Under the one year agreement, HMP will provide consumer research, advertising and other marketing support for us.


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

COSTS AND EXPENSES

From our inception through March 31, 2003, we have not generated any revenues from operations. We have incurred losses of $ 2,021,000 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had a working capital deficit of $1,341,461 . As a result of our operating losses from our inception through March 31, 2003, we generated a cash flow deficit of $738,491 from operating activities. Cash flows used in investing activities was $ 102,494 during the period May 17, 2000 (date of Company's inception) through March 31, 2003. We met our cash requirements during this period through the private placement of $ 177,076 of common stock, $ 512,455 from the issuance of notes (net of repayments and costs), $153,045 from the issuance of notes payable to Company officers and shareholders (net of repayments ), and $16,000 capital contributed by the Company's principal shareholders.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We have a financing commitment in the form of an equity line of credit from Cornell Capital to provide the necessary working capital.

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

The Company's independent certified public accountant has stated in his report included in the Company's December 31, 2002 Form 10-KSB, as amended, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Our annual report on December 31, 2002 Form 10-KSB, as amended, includes a detailed list of cautionary factors that may affect future results. Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.

ITEM 3. CONTROLS AND PROCEDURES

     (A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange act reports is recorded, processed , summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate , to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures , which , by their nature, can provide only reasonable assurance regarding management's control objectives.

We have carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ( the Evaluation date )

Based upon that evaluation , the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the evaluation date.

     (B)  CHANGES IN INTERNAL CONTROLS

     There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

See Item 3: Legal Proceedings in our annual report on Form 10-KSB for the year ended 12/31/02 for a description of current legal proceedings. There have been no material changes width respect to legal proceedings since that report was filed.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Pursuant to an Equity Line of Credit Agreement dated March 15, 2003, we issued Cornell Capital Partners, LP, 300,000 shares of our common stock as a commitment fee and on the date, pursuant to a Placement Agent Agreement, Westrock Advisors, Inc. were issued 13,333 shares of our common stock as a placement agent fee. We relied on Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder in the issuance of our common stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On March 8, 2003, we filed an Information Statement pursuant to Section 14(c ) of the Securities Exchange Act of 1934, which is a Notice of Action taken by written consent of Majority Shareholders. In that action, our Board of Directors passed a resolution that our articles of incorporation be amended to increase the authorized number of shares of common stock, $0.001 par value per share, from 20,000,000 to 100,000,000. It was approved by written consent of 52.4% of our shareholders.

ITEM 5.  OTHER INFORMATION.

 None

ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

         (a) Exhibits

INDEX TO EXHIBITS

EXHIBIT NO.   DESCRIPTION

3.1A     *    Certification of Amendment of Articles of Incorporation
              filed April 3, 2003-05-12

10.5     *    Equity Line of Credit Agreement between the Cyberlux
              and Cornell Capital Partners, LP dated March 15, 2003.

10.6     *    Placement Agreement between Cyberlux and Westrock Advisors, Inc.

10.7     *    Registration Rights Agreement between Cyberlux
              Corporation and Cornell Capital Partners, LP

10.8     *    Escrow Agreement between Cyberlux Corporation,
              Cornell Capital Partners, LP, Butler Gonzales, LLP and
              Wachovia Bank, N.A.

10.9          Howard Merrell & Partners Engagement Letter (Filed herewith)


99.1          Certification of Donald F. Evans (Filed herewith)

99.2          Certification of David D. Downing (Filed herewith)




* Incorporated by reference to the Company's Registration Statement filed on Form SB-2 filed April 2002.







 (b) Reports on Form 8-K None

                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyberlux Corporation
(Registrant)
Date: May 22, 2003

/s/ Donald F.  Evans
--------------------
Donald F. Evans
President and Chairman of the Board





===============================================================================

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 22, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 22, 2003
                        /s/ David D. Downing
                        ------------------------------
                            David D. Downing
                            Treasurer and Chief Financial Officer