Form 10QSB
period 2003-06-30
CYBERLUX CORP
filed 2003-08-19
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from ____________ to ______________

                       For the Period Ended June 30, 2003

                        Commission file number 000-33415

                              CYBERLUX CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                Nevada                                 91-2048178
        (State of Incorporation)           (IRS Employer Identification No.)

                                 50 Orange Road
                                   PO Box 2010
                               Pinehurst, NC 28370
                    (Address of Principal Executive Offices)

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

As of June 30, 2003 the Company had 7,587,849 shares of its par value $0.001 common tock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

            Yes [  ]             No [X]

================================================================================

                              CYBERLUX CORPORATION

                                Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited) Index                                                                        iii

                                                                                               Page No.
                                                                                               --------
Condensed Balance Sheets at June 30, 2003 and December 31, 2002                                   F-4
Condensed Statement of Losses for the three months  June 30, 2003 and June 30, 2002 ,
Six months ended June 30, 2003 and June 30, 2002  and the Period May  17, 2000 (Date of           F-5
Inception) Through June 30, 2003
Condensed Statement of Deficiency in Stockholders' Equity for the Period May 17, 2000
(Date of Inception) Through June 30, 2003                                                         F-6
Condensed Statement of Cash Flows for the three months ended June 30, 2003 and June 30,
2002 , Six months  ended June 30, 2003 and 2002 and the Period May 17, 2000 (Date of              F-7
Inception) Through June  30, 2003
Notes to Financial Statements                                                                 F-8 to F-18

Item 2.   Management's Discussion and Analysis or Plan of Operations                                                     4

Item 3.   Controls and Procedures                                                                                        6

PART II.  OTHER INFORMATION                                                                                              7

Item 1.  Legal Proceedings                                                                                               7

Item 2.  Changes in Securities                                                                                           7

Item 3.  Defaults Upon Senior Securities                                                                                 7

Item 4.  Submission of Matters to a Vote of Security Holders                                                             7

Item 5.  Other Information                                                                                               7

Item 6.  Exhibits and Reports on Form 8-K                                                                                7

Item 1.  Financial Statements

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                              FINANCIAL STATEMENTS

                                  JUNE 30, 2003



                       FORMING A PART OF QUARTERLY REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                              CYBERLUX CORPORATION

                              CYBERLUX CORPORATION

                          Index to Financial Statements



-------------------------------------------------------------------------------

Condensed Balance Sheets at June 30, 2003 and December 31, 2002                                   F-3
Condensed Statement of Losses for the three months ended June 30, 2003 and June 30, 2002          F-4
, six months ended June 30, 2003 and June 30, 2002  and the Period May  17, 2000 (date of inception) through June 30, 2003
Condensed Statement of Cash Flows for the six months  ended June 30, 2003 and 2002 and        F-5 TO F-6
the Period May 17, 2000 (date of inception) through June  30, 2003
Condensed Statement of Stockholders' Equity  for the Period May 17, 2000 (date of                 F-7
inception) through June 30, 2003
Notes to Financial Statements                                                                 F-8 TO F-9

                              CYBERLUX CORPORATION
                          (A Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                June 30, 2003   December 31,
                                                                 (Unaudited)       2002
                                                                 -----------     ( Audited)
                                                                                -----------
                            ASSETS
Current Assets:
     Cash and equivalents                                       $     1,875     $    26,086
     Prepaid design services                                           --            20,000

           Total current assets                                 $     1,875     $    46,086
                                                                ===========     ===========


Property and Equipment-net of accumualated depreciation of $         69,194          79,443
33,300 and $ 23,051 respectively

Other assets
Prepaid expenses                                                       --              --
Deposits                                                              8,614           8,614
                                                                      8,614           8,614
                                                                -----------     -----------

Total Assets                                                    $    79,683     $   134,143
                                                                ===========     ===========

      LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Short term notes payable                                        $   325,000     $   365,000
Short term notes payable-shareholders                               183,045         123,545
Management fees payable-related party                               819,508         546,508
Accrued interest                                                     50,277          44,427
Other accrued liabilities                                           241,430          95,971
                                                                -----------     -----------
        Total current liabilities                                 1,619,260       1,175,451
                                                                -----------     -----------

Commitments and contingencies                                          --

DEFICIENCY IN STOCKHOLDERS' EQUITY
(NOTE C)
Preferred Stock, $.001 par value per share;
5,000,000 shares authorized, none issued and outstanding               --              --
Common Stock, $.001 par value per share, 20,000,000 shares
authorized, 7,587,849 and 6,628,396 shares issued and
outstanding at June 30, 2003 and December 31, 2002                    7,588           6,628
respectively
Additional paid in capital                                        1,078,913         745,593
Subscription receivable                                                --            (2,500)
                                                                -----------     -----------
Deficit accumulated during development stage                     (2,626,078)     (1,791,029)
                                                                -----------     -----------
       Deficiency in stockholder's equity                        (1,539,577)     (1,041,308)
                                                                -----------     -----------
Total                                                           $    79,683     $   134,143
                                                                ===========     ===========

                (See accompanying notes to financial statements)

                              CYBERLUX CORPORATION
                          (A Development Stage Company)
                          CONDENSED STATEMENT OF LOSSES
                                  ( UNAUDITED )

                                                                                                           For the
                                        For three       For three      For the six     For the six     period May 17,2000
                                      months ended    months ended     months June     months June    (date of inception)
                                      June 30, 2003   June 30, 2002      30, 2003        30, 2002    through June 30, 2003
                                       -----------     -----------     -----------     -----------       -----------
Revenues:                              $      --       $      --       $      --       $      --         $      --

Costs and expenses:
   General and administrative              356,937         119,895         560,866         217,252         2,128,970
   Depreciation and Amortization           230,124          23,844         235,249          46,624           314,549
                                       -----------     -----------     -----------     -----------       -----------
    Total costs and expenses               587,061         143,739         796,115         263,876         2,443,519

Other income and (expenses):

 Interest Income                              --              --              --              --                  40
 Interest Expenses                         (18,017)        (15,397)        (38,934)        (26,625)         (182,599)
                                       -----------     -----------     -----------     -----------       -----------

Loss from operations                      (605,078)       (159,136)       (835,049)       (290,501)       (2,626,078)


     Income (taxes) benefit                   --              --              --              --
                                       -----------     -----------     -----------     -----------       -----------
     Net loss                          $  (605,078)    $  (159,136)    $  (835,049)    $  (290,501)      $(2,626,078)
                                       ===========     ===========     ===========     ===========       ===========

Loss per common share (basic and       $     (0.09)    $     (0.03)    $     (0.12)    $     (0.05)      $     (0.34)
                                       ===========     ===========     ===========     ===========       ===========
assuming dilution)

Weighted average shares outstanding      6,946,684       6,187,396       6,946,684       6,169,896         6,946,684
                                       ===========     ===========     ===========     ===========       ===========

                (See accompanying notes to financial statements)

                              CYBERLUX CORPORATION
                         ( A Development Stage Company)

            CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                           FOR THE PERIOD MAY 17, 2000
                    (DATE OF INCEPTION) THROUGH JUNE 30, 2003

                                  (Unaudited)

                                                                 Common                                          Stock
                                                                 Stock                       Additional       Subscription
                                                                 Shares        Amount     Paid in Capital     Receivable
                                                               ---------    -----------   ---------------    -------------
Common shares issued  in May, 2000 to founders  in             1,640,000    $     1,640     $       560
   exchange for cash at $. 001 per share
Common shares issued  in May, 2000  in exchange for for          750,000    $       750     $    68,003
   research and development services valued at  $.09 per
   share
Common shares issued  in May, 2000  in exchange for              875,000            875          35,710
   services valued @ $. 05 per share
Common shares issued  in July, 2000 in exchange for              288,000            288          39,712
   convertible debt at $ .15 per share
Capital contributed  by  principal shareholders                     --             --            16,000
Common  shares  issued in November , 2000 for cash  in           640,171            640          95,386
   connection with private placement at $. 15 per share
Common shares issued  in November, 20000  in exchange for        122,795            123          18,296
   services valued @ $. 15 per share hares issued for
   consulting services
Net (loss)                                                          --             --              --                 --
                                                               ---------    -----------   ---------------    -------------
Balance, December 31, 2000                                     4,315,966    $     4,316     $   273,667               --
Common shares issued  in January , 2001 in exchange for          698,782            699         104,118
   convertible debt at $ .15 per share
Stock options issued in May,  2001, valued at $. 15 per                                          52,500
   option, in exchange for services
Warrant  issued in May 2001, valued at $. 15 per warrant,           --             --            75,000
   in exchange for placement of debt
Common  shares  issued in September  , 2001 for cash in            3,000              3             447
   connection with excercise of warrant at  $.15 per share
Common  shares  issued in September  , 2001 for cash in          133,000            133          13,167
   connection with excercise of warrant at  $.10 per share
Common  shares  issued in November , 2001 for cash  in           500,000            500            --
   connection with excercise of warrant at  $.0001 per share
Common  shares  issued in November , 2001 for cash  in           350,000            350            --
   connection with excercise of options at  $.0001 per share
Common shares issued  in December , 2001 in exchange for         133,961            134          66,847
   convertible debt at $ .50 per share
Common shares issued  in  December  , 2001 in exchange            17,687             18           8,825
   for  debt at $ .50 per share
Net (loss)                                                          --             --          (636,274)
                                                               ---------    -----------   ---------------    -------------
Balance, December 31, 2001                                     6,152,396    $     6,152     $   594,571               --
Common shares issued  in May, 2002  in exchange for               70,000             70          48,930
   services valued  at  $. 70 per share
Common shares issued in Nov, 2002 in exchange for                150,000            150          37,350
   services valued at $0.25 per share
Common shares issued in Dec. 2002 as rights offering at          256,000            256          63,744
   $0.25 per share
Subscription Receivable for 10,000 shares issued                                                                    (2,500)
Net loss                                                            --             --              --
                                                               ---------    -----------   ---------------    -------------
Balance at December 31, 2002                                   6,628,396    $     6,628     $   745,593     $       (2,500)
Common  shares issued in March, 2003 for cash in                 250,000            250
   connection with exercise of options at $0.001 per share
Funds received for stock subscription                                                                                2,500
Common Shares issued to Cornell Capital Partners in              300,000            300         224,700
   March, 2003 in connection with Loan Commitment valued at
   $0.75 per share
Common shares issues in March, 2003 in exchange for               13,333             14           9,987
   services valued at $0.75 per share
Net Loss                                                            --             --              --                 --
                                                               ---------    -----------   ---------------    -------------
Balance,  March 31, 2003                                       7,191,729    $     7,192     $   980,280     $         --
Robrady Design Note was converted into 196,120 Shares @          196,120            196          48,833
   .25 Per share
Common Shares issued to Mark Schmidt for services in             200,000            200          49,800
   June, 2003.  The 200,000 shares were issued at $0.25 per
   share
Net Loss                                                            --             --              --                 --
                                                               ---------    -----------   ---------------    -------------
Balance,  June 30, 2003                                       7,587,,849          7,588     $ 1,078,913     $         --


                                                                Deficiency
                                                               Accumulated              Total in
                                                                 During              Stockholders'
                                                             Development Stage          Equity
                                                             --------------         ------------
Common shares issued  in May, 2000 to founders  in                                  $     2,200
exchange for cash at $. 001 per share
Common shares issued  in May, 2000  in exchange for for                             $    68,753
research and development services valued at  $.09 per
share
Common shares issued  in May, 2000  in exchange for                                      36,585
services valued @ $. 05 per share
Common shares issued  in July, 2000 in exchange for                                      40,000
convertible debt at $ .15 per share
Capital contributed  by  principal shareholders                                          16,000
Common  shares  issued in November , 2000 for cash  in                                   96,026
connection with private placement at $. 15 per share
Common shares issued  in November, 20000  in exchange for                                18,419
services valued @ $. 15 per share hares issued for
consulting services
Net (loss)                                                         (454,651)           (454,651)
                                                             --------------         ------------
Balance, December 31, 2000                                   $  (454,651.00)       $(176,668.00)
Common shares issued  in January , 2001 in exchange for                --               104,817
convertible debt at $ .15 per share
Stock options issued in May,  2001, valued at $. 15 per                --                52,500
option, in exchange for services
Warrant  issued in May 2001, valued at $. 15 per warrant,              --                75,000
in exchange for placement of debt
Common  shares  issued in September  , 2001 for cash in                --                   450
connection with excercise of warrant at  $.15 per share
Common  shares  issued in September  , 2001 for cash in                --                13,300
connection with excercise of warrant at  $.10 per share
Common  shares  issued in November , 2001 for cash  in                 --                   500
connection with excercise of warrant at  $.0001 per share
Common  shares  issued in November , 2001 for cash  in                 --                   350
connection with excercise of options at  $.0001 per share
Common shares issued  in December , 2001 in exchange for               --                66,981
convertible debt at $ .50 per share
Common shares issued  in  December  , 2001 in exchange                 --                 8,843
for  debt at $ .50 per share
Net (loss)                                                         (636,274)           (636,274)
                                                             --------------         ------------
Balance, December 31, 2001                                   $   (1,090,925)        $  (490,202)
Common shares issued  in May, 2002  in exchange for                    --                49,000
services valued  at  $. 70 per share
Common shares issued in Nov, 2002 in exchange for                                        37,500
services valued at $0.25 per share
Common shares issued in Dec. 2002 as rights offering at                                  64,000
$0.25 per share
Subscription Receivable for 10,000 shares issued                                         (2,500)
                                                                   (700,104)           (700,104)

Net loss
                                                             --------------         ------------
Balance at December 31, 2002                                 $   (1,791,029)        $(1,041,308)
Common  shares issued in March, 2003 for cash in                                            250
connection with exercise of options at $0.001 per
share
Funds received for stock subscription                                                     2,500
Common Shares issued to Cornell Capital Partners in                                     225,000
March, 2003 in connection with Loan Commitment valued at
$0.75 per share
Common shares issues in March, 2003 in exchange for                                      10,001
services valued at $0.75 per share
Net Loss                                                           (229,971)           (229,971)
                                                             --------------         -----------
Balance,  March 31, 2003                                     $   (2,021,000)        $(1,033,528)
Robrady Design Note was converted into 196,120 Shares @                                  49,029
..25 Per share
Common Shares issued to Mark Schmidt for services in                                     50,000
June, 2003.  The 200,000 shares were issued at $0.25 per
share
Net Loss                                                           (605,078)           (605,078)
                                                             --------------         -----------
Balance,  June 30, 2003                                      $   (2,626,078)        $(1,539,577)

                (See accompanying notes to financial statements)

                              CYBERLUX CORPORATION
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  ( UNAUDITED )



                                                                                         For the period May
                                                            For Six       For the Six    17, 2000 (Date of
                                                          Months ended   months ended    inception) to June
                                                         June 30, 2003   June 30, 2002        30, 2003
                                                         -----------     -----------        -----------
Cash flows from operating activities
Net Loss                                                 $  (835,049)    $  (290,501)      $(2,626,078)
Depreciation and amortization                                235,249          46,624           333,299

Stock issued for accrued interest on notes payable             9,030            --               9,030
Write off extension of loan expenses                            --              --              25,000
Stock options issued for consulting services                    --              --             107,502
Shares issued for consulting services                         60,000          49,000           147,498
Shares issued for research and development                      --              --              68,753
Changes in assets and liabilities
Increase in deposits                                            --            (1,795)           (8,614)
Decrease  in other current assets                             20,000           7,412            48,185
Increase  in accrued interest                                  5,852          10,008            50,277
Increase in management fee payable-related party             273,000         117,002           819,508
Increase in other accrued liabilities                        145,457            --             241,430
                                                         -----------     -----------       -----------
Net cash used in  operating activities                       (86,461)        (62,251)         (784,210)

Cash flows used in investing activities
Purchase of Property and Equipments                             --           (59,935)         (102,494)
                                                         -----------     -----------       -----------
Net cash used in investing activities                           --           (59,935)         (102,494)

Cash Provided Financing Activities
Proceeds from  short term notes payable net                     --            75,000            80,000
Proceeds from note payable-net                                  --              --             432,455
Proceeds from short term notes payable-shareholders           59,500          17,300           183,045
Capital contributed by shareholders                             --              --              16,000
                                                                                           -----------
Receipts from subscription receivable                          2,500            --               2,500
                                                                                           -----------
Issuance of common stock                                         250            --             174,576
                                                         -----------     -----------       -----------
Net cash provided  financing activities                       62,250          92,300           888,576

Increase (decrease) in cash and cash equivalents             (24,211)        (29,886)            1,875
Cash and cash equivalents, beginning of year / period         26,086          30,602              --
                                                         -----------     -----------       -----------
Cash and cash equivalents, end of the year / period      $     1,875     $       716       $     1,875

Supplemental Information:
Cash paid during the period for interest                 $    18,202     $    15,397       $    37,354
Cash paid during the period for taxes                           --              --                --

                (See accompanying notes to financial statements)

                              CYBERLUX CORPORATION
                          (A Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  ( UNAUDITED )


                                                                                          For the period May
                                                          For six       For the six       17, 2000 (Date of
                                                        months ended      months ended    inception) to June
                                                      June 30, 2003     June 30, 2002        30, 2003
                                                      --------------    -------------     ------------------
Non cash disclosures :
Shares issued for research and development and               --               --             106,253
consulting
Shares issued for conversion of debt                        9,030           49,030           269,475
Warrants issued in connection with financing                 --               --              75,000
Options issued in connection with services                   --               --              52,500
Shares issued in connection with loan commitment             --               --             300,000
Shares issued in connection with services                  60,000           50,000           118,535

                (See accompanying notes to financial statements)

                              CYBERLUX CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                  ( Unaudited )

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments ( consisting of normal recurring accruals ) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six months period ended June 30, 2003, are not necessarily indicative of the results that may expected for the year ending December 31, 2003. The unaudited condensed financial statements should be read in conjunction with the December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10 QSB.

Business and Basis of Presentation

Cyberlux Corporation ("Company") was formed on May 17, 2000 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to seeking profitable business opportunities. . From its inception through the date of these financial statements the Company has recognized limited revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30, 2003, the Company has accumulated losses of $ 2,626,078.

Reclassification

Certain prior period amounts have been reclassified for comparative purposes.


New Accounting Pronouncements

Effective January 1, 2002, the Company adopted SFAS No.142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with definitive lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write downs to be included in results from operations may be necessary. SFAS No.142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test is recorded as a cumulative effect of a change in accounting principle. The adoption of SFAS 142 had no material impact on the Company's condensed financial statements.

                              CYBERLUX CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                  ( Unaudited )

New Accounting Pronouncements ( Continued )

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

                              CYBERLUX CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                  ( Unaudited )

New Accounting Pronouncements ( Continued )

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

                              CYBERLUX CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                  ( Unaudited )

In April 2003, the FASB issued Statement No.149, " Amendment of Statement of 133 on Derivative Instruments and Hedging Activities ", which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position.

In May 2003, the FASB issued Statement No. 150, " Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The adoption of this statement did not have a material impact on the Company's financial position.


Prepaid Design services
On May 20, 2003, the Company expensed $ 20,000 design services expenses previosuly paid to Robrady.

Short term note Payable
On May 20, 2003, the Company retired note payable and interest accrued thereon till that date to Robrady and paid 196,120 common stock at $ 0.25 per share totaling to $49,030.

The Company currently is in default of repayment of note payable $ 195,000 to OneCap and the creditor has not waived the Note.

Common stock
On May 20, 2003, the Company issued 196,120 shares @ $ 0.25 per share to Robrady Design to convert note payable $ 49,030 including Interest and Principal.. The Company valued the shares issued at approximately $0.25 per share, which represents the fair value of the services received which did not differ materially from the value of the stock issued.

On June 10, 2003, Mark D. Schmidt was issued 200,000 shares @ $0.25 in connection with the terms and conditions of his employment agreement with the Company for $50,000. This was the date at which a commitment for performance by the counter party to earn the equity instrument was reached. The Company valued the shares issued at approximately $0.25 per share, which presents the fair value of the services received which did not differ materially from the value of the stock issued.

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

On March 15, 2003, we signed an agreement with Cornell Partners, LP for a $10,000,000 Equity Line of Credit investment. Cornell Capital is a domestic hedge fund, which makes investments in small to mid sized publicly traded companies. Under the Equity Line Agreement, we have the right, but not the obligation to require Cornell Capital to puvchase shares of common stock up to a maximum amount over a 24 month period.

In March 2003, we made application to the National Association of Securities Dealers, Inc. for listing on the Over the Counter Bulletin Board and to obtain a trading symbol. The application is pending.

On March 9, 2003, we signed an agreement with Howard, Merrell & Partners ("HMP"), an Interpublic Company, located in Raleigh, North Carolina. Under the one year agreement, HMP will provide consumer research, advertising and other marketing support for us.


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

Costs and Expenses

From our inception through June 30, 2003, we have not generated any revenues from operations. We have incurred losses of $ 2,626,078 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

Liquidity and Capital Resources

As of June 30, 2003, we had a working capital deficit of $1,617,385. As a result of our operating losses from our inception through June 30, 2003, we generated a cash flow deficit of $784,210 from operating activities. Cash flows used in investing activities was $ 102,494 during the period May 17, 2000 (date of Company's inception) through June 30, 2003. We met our cash requirements during this period through the private placement of $ 177,076 of common stock, $ 512,455 from the issuance of notes (net of repayments and costs), $183,045 from the issuance of notes payable to Company officers and shareholders (net of repayments ), and $16,000 capital contributed by the Company's principal shareholders.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We have a financing commitment in the form of an equity line of credit from Cornell Capital to provide the necessary working capital.

By adjusting its operations and development to the level of capitalization , management believes it has suffucient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations , liquidity and financial condition.

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

Payment of $195,000 Note Due in June 2003. 3,265,000 shares of the Company's common stock owned by its principal shareholders and officers have been pledged as collateral for a loan of $170,000 to OneCap, Inc. Payment of the loan was due and payable in October 2002. On December 31, 2002, the Company extended the loan payment period to June 2003 and the interest rate was increased to 18% per annum payable monthly. The Company also incurred $25,000 loan extension charges which were charged to interest expenses and the loan was increased to $195,000. The Company currently is in default of repayment and OneCap has not waived the Note. The Company is seeking interim financing in conjunction with its pending $10,000,000 Equity Line of Credit with Cornell Partners, LP. One of the uses of this interim financing is to pay off the Note to OneCap. If the Company is unable to secure this interim financing, this could seriously affect its operations.

Product Research and Development

We anticipate performing further research and development for our exiting products during the next twelve months. Those activities include a Lazer Safety Light, Little Lamp Nursery Lamp, Power Outage Adapter, FailSafe Spot & Lamp and CampLamp Lantern. These projected expenditures are dependent upon our generating revenues and obtaining sources of financing in excess of our existing capital resources. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of research and development during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property , plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Number of Employees

From our inception through the period ended June 30, 2003, we have relied on the services of outside consultants for services and have five (5) employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

Item 3. Controls and Procedures

     (a) Evaluation of Disclosure controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange act reports is recorded, processed , summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate , to allow timely decisions regarding required disclosure. Managment necessarily applied its judgement in assessing the costs and benefits of such controls and procedures , which , by their nature, can provide only reasonable assurance regarding management's control objectives.

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

(a)      Changes in internal controls

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

Item 2.  Changes in Securities and Use of Proceeds.

On May 20, 2003, the Company issued 196,120 shares @ $ 0.25 per share to Robrady Design to convert note payable $ 49,030 including Interest and Principal.

On June 10, 2003, Mark D. Schmidt was issued 200,000 shares @ $0.25 in connection with the terms and conditions of his employment agreement with the Company.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

 None

Item 6.  Exhibits and Reports on From 8-K

         (a) Exhibits

INDEX TO EXHIBITS

EXHIBIT NO.       DESCRIPTION

10.10    Executive Employment Agreement of Mark D. Schmidt

99.1     Certification of Donald F. Evans (Filed herewith)

99.2     Certification of David D. Downing (Filed herewith)

(b) Reports on Form 8-K

None


                                   SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyberlux Corporation
(Registrant)
Date: August 14, 2003

/s/ Donald F.  Evans
-------------------
Donald F. Evans
President and Chairman of the Board

================================================================================

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

Date: August 14, 2003

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

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: August 14, 2003
                                        /s/ David D. Downing
                                        ------------------------------
                                        David D. Downing
                                        Treasurer  and Chief Financial Officer

EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cyberlux Corporation (the Company) on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Donald F. Evans, President and Chief Executive Officer, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Donald F.. Evans
--------------------
Donald F. Evans
President and Chief Executive Officer
August 14, 2003

EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cyberlux Corporation(the Company) on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the Report), I, David D. Downing, Chief Financial Officer, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ David D. Downing
--------------------
David D. Downing
Treasurer and Chief Financial Officer
August 14, 2003