Form 10QSB
period 2003-09-30
CYBERLUX CORP
filed 2003-11-14
CIK 1138169

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

                     For the Period Ended September 30, 2003

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

         Yes  [x]           No [ ]

As of September 30, 2003 the Company had 8,037,849 shares of its par value $0.001 common tock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [  ]          No [X]

                              CYBERLUX CORPORATION

                                Table of Contents

   PART I. FINANCIAL INFORMATION
   ITEM  1. FINANCIAL STATEMENTS...............................................1
     Condensed Consolidated Balance Sheets.....................................2
     Condensed Consolidated Statement of Losses................................3
     Condensed Consolidated Statements of Cash Flows...........................4
     Condensed Consolidated Statement of Deficiency in Stockholders' Equity....6
      Notes to  Condensed Consolidated Financial Statements.................8-10
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS..............................11
     General Overview.........................................................11
     Results of Operations....................................................12
     Revenues.................................................................12
     Costs and Expenses.......................................................12
     Liquidity and Capital Resources..........................................12
     Product Research and Development.........................................13
     Acquisition of Plant and Equipment and Other Assets......................13
     Number of Employees......................................................13
     Trends, Risks and Uncertainties..........................................13
     Cautionary Factors that May Affect Future Results........................13
   ITEM 3. CONTROLS AND PROCEDURES............................................14
     Evaluation of Disclosure controls and Procedures.........................14
     Changes in internal controls.............................................14
   PART II - OTHER INFORMATION................................................15
     Item 1. Legal Proceedings................................................15
     Item 2. Changes in Securities and Use of Proceeds........................15
     Item 3. Defaults Upon Senior Securities..................................15
     Item 4. Submission of Matters to a Vote of Security Holders..............15
     Item 5. Other Information................................................15
     Item 6. Exhibits and Reports on From 8-K.................................15
     INDEX TO EXHIBITS........................................................16
     SIGNATURES...............................................................16
     CERTIFICATIONS...........................................................17
     CERTIFICATIONS...........................................................18
     EXHIBIT 99.1.............................................................19
     EXHIBIT 99.2.............................................................20

Item 1. Financial Information

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               September 30, 2003   December 31, 2002
                                                                   (unaudited)         (audited)
                                                                   -----------        -----------
Current assets:
  Cash and equivalents                                             $    11,628        $    26,086
  Due from factor, net                                                  18,710                 --
  Inventories, at cost                                                   8,208                 --
   Prepaid expenses                                                         --             20,000
                                                                   -----------        -----------

    Total current assets                                                38,546             46,086

Property and equipment, net                                             96,520             79,443

Other assets
  Deposits                                                                  --              8,614
                                                                   $   135,066        $   134,143
                                                                   ===========        ===========

LIABILITIES AND  DEFICIENCY  IN STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued interest                                                 $    65,466        $    44,427
  Other accrued liabilities                                            410,852             95,971
  Management fees payable - related party                              970,926            546,508
  Short-term notes payable - shareholders                              193,045            123,545
  Short-term notes payable                                             327,500            365,000
                                                                   -----------        -----------

    Total current liabilities                                        1,967,789          1,175,451
Commitments and contingencies (Note D)                                      --                 --
Deficiency in Stockholders' equity:
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                            --                 --
  Common stock, $0.001 par value, 100,000,000 shares
    authorized, 8,037,849 and 6,628,396 issued and outstanding           8,038              6,628
  Subscription receivable                                                   --             (2,500)
  Additional paid-in capital                                         1,168,463            745,593
  Deficit accumulated during development stage                      (3,009,224)        (1,791,029)
                                                                   -----------        -----------
  Total deficiency in stockholders' equity                          (1,832,723)        (1,041,308)
                                                                   -----------        -----------
                                                                   $   135,066        $   134,143
                                                                   ===========        ===========


 See accompanying notes to unaudited condensed consolidated financial statements

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENT OF LOSSES
                                   (UNAUDITED)

                                                                                                                  For the Period
                                                                                                                   May 17, 2000
                                                                                                                    (Date of
                                                                                                                    Inception)
                                                     Three Months Ended                 Nine Months Ended            through
                                                        September 30,                      September 30,           September 30,
                                                   2003             2002              2003            2002             2003
                                                -----------      -----------      -----------      -----------      -----------
Revenue                                         $    87,375      $        --      $    87,375      $        --      $    87,375
Cost of Goods Sold                                  130,368               --          130,368               --          130,368
                                                -----------      -----------      -----------      -----------      -----------

   Gross Profit (Loss)                              (42,993)              --          (42,993)              --          (42,993)

Expenses:
  Marketing and advertising expense                     250            9,196          114,750            9,196          241,798
  Depreciation and amortization expense               5,675           24,197          240,924           52,071          320,224
  Organization costs                                     --               --               --               --           25,473
  Research and development costs                     25,000               --           60,000            1,250          304,064
  Management and consulting fees                    166,500           59,001          489,500          177,003        1,256,822
  General and administrative expenses               127,539           49,993          215,905          166,742          620,102
                                                -----------      -----------      -----------      -----------      -----------
    Total expenses                                  324,964          142,387        1,121,079          406,262        2,768,483
                                                -----------      -----------      -----------      -----------      -----------
Loss from operations                               (367,957)        (142,387)      (1,164,072)        (406,262)      (2,811,476)
Other (expense):
  Interest income                                        --               --               --               --               40
  Interest expense                                  (15,189)         (13,879)         (54,123)         (40,504)        (197,788)
                                                -----------      -----------      -----------      -----------      -----------

Net (loss)                                      $  (383,146)     $  (156,266)     $(1,218,195)     $  (446,766)     $(3,009,224)
                                                ===========      ===========      ===========      ===========      ===========

(Loss) per share - basic  and fully diluted     $     (0.05)     $     (0.03)     $     (0.17)     $     (0.07)
                                                ===========      ===========      ===========      ===========

Weighted average number of common shares
outstanding - basic and fully diluted             7,626,979        6,199,313        7,148,468        6,175,981
                                                ===========      ===========      ===========      ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                         For the period May 17,
                                                           For the Nine Months    For the Nine Months        2000 (date of
                                                           Ended September 30,    Ended September 30,      inception) through
                                                                  2003                  2002               September 30, 2003
                                                               -----------          -----------            ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                    $(1,218,195)          $  (446,766)              $(3,009,224)
Depreciation and Amortization                                      240,924                70,820                   338,974
Stock issued  in exchange for previously incurred debt               9,030                    --                     9,030
Write off of previously incurred loan fees                              --                    --                    25,000
Stock options issued for consulting services                            --                49,000                   107,504
Shares issued for consulting services                               60,000                    --                   147,498
Shares issued for factoring deposit                                 90,000                    --                    90,000
Shares issued for research and development                              --                    --                    68,753
  (Increase) in Due From Factor, net                               (18,710)                   --                   (18,710)
  (Increase) in inventory                                           (8,208)                   --                    (8,208)
  (Increase) in deposits                                             8,614                (1,795)                       --
  (Increase)  decrease in other assets, net                         20,000                 6,812                    48,185
  Increase (Decrease) in accrued interest                           21,041                17,773                    65,468
  Increase in management fee payable-related party                 424,418               176,003                   970,926
  Increase in other accrued liabilities                            314,878                46,531                   410,853
                                                               -----------           -----------               -----------
Net cash (used) by operating activities                            (56,208)              (81,622)                 (753,951)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment, net                       (33,000)              (59,335)                 (135,494)
                                                               -----------           -----------               -----------
Net cash provided (used in) by investing activities                (33,000)              (59,335)                 (135,494)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from short-term notes payable net                            --                80,000                    80,000
  Proceeds from notes payable net                                       --                    --                   432,455
  Proceeds from short-term notes payable-shareholders, net          72,000                30,800                   195,542
  Capital contributed by shareholders                                   --                    --                    16,000
  Receipts from subscription receivable                              2,500                    --                     2,500
  Issuance of common stock                                             250                    --                   174,576
                                                               -----------           -----------               -----------
Net cash provided by financing activities                           74,750               110,800                   901,073
Net increase in cash                                               (14,458)              (30,157)                   11,628
Cash -  at beginning of period                                      26,086                30,602                        --
                                                               -----------           -----------               -----------
Cash - at end of period                                        $    11,628           $       445               $    11,628
                                                               ===========           ===========               ===========

Supplemental disclosures:
  Interest paid                                                   $    18,202      $    20,856      $    68,879
  Income taxes paid                                                        --               --               --
  Non-cash investing and financing activities:
    Shares issued for research and development and consulting              --               --          106,253
    Shares issued for conversion of debt                                9,030           49,030          229,671
    Warrants issued in connection with financing                           --               --           75,000
    Options issued in connection with services                             --               --           52,500
    Shares issued in connection with loan commitment                  225,000               --          225,000
    Shares issued in connection with services                          60,000           50,000          165,002
    Shares issued for factoring deposit                                90,000               --           90,000

 See accompanying notes to unaudited condensed consolidated financial statements

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
     CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE PERIOD MAY 17, 2000 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                                        Additional      Stock
                                                                                          Paid in    Subscription
                                                                 Common Stock             Capital     Receivable
                                                             Shares        Amount
                                                          -----------    -----------    -----------   -----------
Common shares issued in May 2000 to founders in
exchange for cash at $. 001 per share                       1,640,000    $     1,640    $       560   $        --
Common shares issued in May 2000 in exchange for for
research and development services valued at $.09 per
share                                                         750,000            750         68,003
Common shares issued in May 2000 in exchange for
services valued @ $.05 per share                              875,000            875         35,710
Common shares issued in July, 2000 in exchange for
convertible debt at $.15 per share                            288,000            288         39,712
Capital contributed by principal shareholders                      --             --         16,000
Common shares issued in November 2000 for cash in
connection with private placement at $. 15 per share          640,171            640         95,386
Common shares issued in November 2000 in exchange for
services valued @ $.15 per share hares issued for
consulting services                                           122,795            123         18,296

Net (loss)                                                         --             --             --            --
                                                          -----------    -----------    -----------   -----------

Balance, December 31, 2000                                  4,315,966          4,316        273,667            --
Common shares issued in January, 2001 in exchange for
convertible debt at $.15 per share                            698,782            699        104,118            --
Stock options issued in May 2001, valued at $.15 per
option, in exchange for services                                   --             --         52,500            --
Warrant issued in May 2001, valued  at  $.15 per
warrant, in exchange for placement of debt                         --             --         75,000            --
Common shares issued in September, 2001 for cash in
connection with exercise of warrant at $.15 per share           3,000              3            447            --
Common shares issued in September, 2001 for cash in
connection with exercise of warrant at $.10 per share         133,000            133         13,167            --
Common shares issued in  November, 2001 for cash in
connection with exercise of warrant at $.0001 per share       500,000            500             --            --
Common shares issued in November, 2001 for cash in
connection with exercise of options at $.0001 per share       350,000            350             --            --
Common shares issued in December, 2001 in exchange for
convertible debt at $.50 per share                            133,961            134         66,847            --
Common shares issued in December, 2001 in exchange for
debt at $.50 per share                                         17,687             18          8,825            --

Net (loss)                                                         --             --             --            --
                                                          -----------    -----------    -----------   -----------

Balance, December 31, 2001                                  6,152,396          6,152        594,571            --
Common shares issued in May, 2002 in exchange for
services valued at  $.71 per share                             70,000             70         49,930            --
Common shares issued in Nov, 2002 in exchange for
services valued at $0.25 per share                            150,000            150         37,350            --
Common shares issued in Dec. 2002 as rights offering at
$0.25 per share                                               256,000            256         63,744            --

Subscription Receivable for 10,000 shares issued                   --             --             --        (2,500)

                                                                   --             --             --            --
Net loss

Balance at December 31, 2002                                6,628,396          6,628        745,593        (2,500)
Common shares issued in March, 2003 for cash in
connection with exercise of options at $0.001 per share       250,000            250             --            --

Cash received in exchange for stock subscription                   --             --             --         2,500
Common shares issued in March, 2003 in exchange  for
services valued at  $.75 per share                            300,000            300        224,700            --
Common shares issues in March, 2003 in  exchange  for
services valued at $0.75 per share                             13,333             14          9,987            --

Common shares issued in May, 2003 exchange for debt at        196,120         48,833             --        49,029
$.25 per share                                                    196             --
Common shares issued in June, 2003 in exchange for
services valued at  $.25 per share                            200,000            200         49,800            --

Common shares issued in September, 2003 in exchange           450,000            450             --        90,000
forservices valued at  $.20 per share                          89,550             --

Net Loss                                                           --             --             --           --
                                                          -----------    -----------    -----------   -----------
Balance, September 30, 2003                               $ 8,037,849    $     8,038    $ 1,168,463   $        --
                                                          ===========    ===========   ============   ===========

                                                             Deficiency
                                                             Accumulated        Total
                                                               During        Deficiency in
                                                             Development     Stockholders'
                                                                Stage           Equity
                                                              -----------    -----------
Common shares issued in May 2000 to founders in
exchange for cash at $. 001 per share                         $        --    $     2,200
Common shares issued in May 2000 in exchange for for
research and development services valued at $.09 per
share                                                                             68,753
Common shares issued in May 2000 in exchange for
services valued @ $.05 per share                                                  36,585
Common shares issued in July, 2000 in exchange for
convertible debt at $.15 per share                                                40,000
Capital contributed by principal shareholders                                     16,000
Common shares issued in November 2000 for cash in
connection with private placement at $. 15 per share                              96,026
Common shares issued in November 2000 in exchange for
services valued @ $.15 per share hares issued for
consulting services                                                               18,419

Net (loss)                                                       (454,651)      (454,651)
                                                              -----------    -----------

Balance, December 31, 2000                                       (454,651)      (176,668)
Common shares issued in January, 2001 in exchange for
convertible debt at $.15 per share                                     --        104,817
Stock options issued in May 2001, valued at $.15 per
option, in exchange for services                                       --         52,500
Warrant issued in May 2001, valued  at  $.15 per
warrant, in exchange for placement of debt                             --         75,000
Common shares issued in September, 2001 for cash in
connection with exercise of warrant at $.15 per share                  --            450
Common shares issued in September, 2001 for cash in
connection with exercise of warrant at $.10 per share                  --         13,300
Common shares issued in  November, 2001 for cash in
connection with exercise of warrant at $.0001 per share                --            500
Common shares issued in November, 2001 for cash in
connection with exercise of options at $.0001 per share                --            350
Common shares issued in December, 2001 in exchange for
convertible debt at $.50 per share                                     --         66,981
Common shares issued in December, 2001 in exchange for
debt at $.50 per share                                                 --          8,843

Net (loss)                                                       (636,274)      (636,274)
                                                              -----------    -----------

Balance, December 31, 2001                                     (1,090,925)      (490,202)
Common shares issued in May, 2002 in exchange for
services valued at  $.71 per share                                     --         49,998
Common shares issued in Nov, 2002 in exchange for
services valued at $0.25 per share                                     --         37,500
Common shares issued in Dec. 2002 as rights offering at
$0.25 per share                                                        --         64,000

Subscription Receivable for 10,000 shares issued                       --         (2,500)

                                                                 (700,104)      (700,104)
Net loss

Balance at December 31, 2002                                   (1,791,029)    (1,041,308)
Common shares issued in March, 2003 for cash in
connection with exercise of options at $0.001 per share                --            250

Cash received in exchange for stock subscription                       --          2,500
Common shares issued in March, 2003 in exchange  for
services valued at  $.75 per share                                     --        225,000
Common shares issues in March, 2003 in  exchange  for
services valued at $0.75 per share                                     --         10,001

Common shares issued in May, 2003 exchange for debt at
$.25 per share
Common shares issued in June, 2003 in exchange for
services valued at  $.25 per share                                     --         50,000

Common shares issued in September, 2003 in exchange forservices valued at $.20 per share

Net Loss                                                       (1,218,195)    (1,218,195)
                                                              -----------    -----------
Balance, September 30, 2003                                   $(3,009,224)   $(1,832,723)
                                                              ===========    ===========

 See accompanying notes to unaudited condensed consolidated financial statements

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE A - SUMMARY OF ACCOUNTING POLICIES

GENERAL

The accompanying un audited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.
Accordingly, the results from operations for the nine months period ended September 30, 2003, are not necessarily indicative of the results that may expected for the year ending December 31, 2003. The unaudited condensed financial statements should be read in conjunction with the December 31, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10 KSB.

BUSINESS AND BASIS OF PRESENTATION

Cyberlux Corporation ("Company") was formed on May 17, 2000 under the laws of the state of Delaware. The Company is a development stage enterprise, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to seeking profitable business opportunities. . From its inception through the date of these financial statements the Company has recognized limited revenues and has incurred significant operating expenses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30, 2003, the Company has accumulated losses of $3,009,224.

STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and all subsequent periods.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note C):

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

                                                     For the three months ended    For the nine months ended
                                                           September 30,                 September 30,
                                                        2003           2002          2003            2002
                                                    -----------    -----------    -----------    -----------
Net loss - as reported                              $  (383,146)   $  (156,266)   $(1,218,195)   $  (446,766)
Add:  Total  stock  based  employee  compensation
expense as reported under  intrinsic value method
(APB. No. 25)                                                --             --             --             --
Deduct:  Total stock based employee  compensation
expense  as  reported under  fair  value  based
method (SFAS No. 123)                                  (106,800)            --       (106,800)            --
                                                    -----------    -----------    -----------    -----------

Net loss - Pro Forma                                $  (489,946)   $  (156,266)   $(1,324,995)   $  (446,766)
Net loss  attributable  to common  stockholders -
Pro forma                                           $  (489,946)   $  (156,266)   $(1,324,995)   $  (446,766)
Basic (and  assuming  dilution)  loss per share -
as reported                                         $     (0.05)   $     (0.03)   $     (0.17)   $     (0.07)
Basic (and  assuming  dilution)  loss per share -
Pro forma                                           $     (0.06)   $     (0.03)   $     (0.19)   $     (0.07)


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

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishments of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that a similar to sale-leaseback transactions. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The adoption of this statement did not have a material impact on the Company's financial position.

NOTE B-  COMMON STOCK

In May, 2003, the holder of a $49,030 note payable exchanged the unpaid principal together with accrued interest for 196,120 shares of the Company's common stock ..

In June, 2003 , the Company issued 200,000 shares of its common stock in exchange for services totaling $ 50,000. The stock issued was valued at approximately $.25 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In September , 2003 , the Company issued 450,000 shares of its common stock in exchange for services totaling $ 90,000. The stock issued was valued at approximately $.20 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE C - STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                                 Options Outstanding                                                 Options Exercisable
                                 -------------------                                                 -------------------
                                              Weighted Average          Weighted                                      Weighted
                            Number         Remaining Contractual         Average                Number                 Average
Exercise Prices          Outstanding            Life (Years)          Exercise Price          Exercisable          Exercise Price
---------------        ---------------        ---------------        ---------------        ---------------        ---------------
$        0.2125              2,000,000                   6.00        $        0.2125              2,000,000        $        0.2125
                       ---------------        ---------------        ---------------        ---------------        ---------------
                             2,000,000                   6.00        $        0.2125              2,000,000        $        0.2125
                       ---------------        ---------------        ---------------        ---------------        ---------------


Transactions involving stock options issued to employees are summarized as follows:

                                                                     Weighted Average
                                                 Number of Shares    Price Per Share
                                                 ----------------    ---------------
Outstanding at July, 2003                                    --               --
   Granted                                            2,000,000        $  0.2125
   Exercised                                                 --               --
   Canceled or expired                                       --
                                                      ---------        ---------
Outstanding at September 30, 2003                     2,000,000        $  0.2125
                                                      ---------        ---------


Employee Stock Options (Continued)

The weighted-average fair value of stock options granted to employees during the period ended September 30, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                2003        2002
                                                                ----        ----
Significant assumptions (weighted-average):
    Risk-free interest rate at grant date                        1.02%       n/a
    Expected stock price volatility                               26%        n/a
    Expected dividend payout                                      --          --
    Expected option life-years (a)                                 6         n/a

(a)  The expected option life is based on contractual expiration dates.


If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(1,324,995) and $(0.19) for the period ended September 30, 2003 and $(446,766) and $(0.07) for the period ended September 30, 2002, respectively.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE D- COMMITMENTS AND CONTINGENCIES

In October, 2003 , OneCap, Inc. filed a complaint against the Company and its officers, Directors and certain shareholders in the District Court of Clark County, Nevada . The complaint alleges a breach of contract and securities fraud.. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to vigorously defend itself against the Plaintiff's claims.

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

OUR COMMON STOCK HAS BEEN LISTED ON THE NASDAQ OTC ELECTRONIC BULLETIN BOARD SPONSORED BY THE NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC. UNDER THE SYMBOL "CYBL" SINCE JULY 11, 2003. ON OCTOBER 22, 2003, THE LAST TRADE PRICE AS REPORTED BY THE ELECTRONIC BULLETIN BOARD WAS $0.21.

ON SEPTEMBER 22, 2003, WE ENTERED INTO A FACTORING AGREEMENT WITH CAPITAL FUNDING SOLUTIONS, INC. WITH REGARD TO A PURCHASE ORDER FROM QVC.

Subsequent to the end of this quarter, on October 16, 2003, due to the change in pricing structure of our common stock on the over-the- counter bulletin board, we mutually cancelled the equity line of credit agreement with Cornell Capital Partners, LP which we entered into on March 15, 2003.

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

REVENUES

We have generated operating revenues from operations of $ 87,375 from our inception. We believe we will begin earning revenues from operations in our second year of actual operation as the Company transitions from a development stage company to that of an active growth and acquisition stage company. On July 19, 2002, we developed a web site (www.cyberlux.com) which gives us the ability to offer our products over the internet.

COSTS AND EXPENSES

From our inception through September 30, 2003, we have not generated any revenues from operations. We have incurred losses of $3,009,224 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had a working capital deficit of $1,929,243 . As a result of our operating losses from our inception through September 30, 2003, we generated a cash flow def,icit of $753,951 from operating activities. Cash flows used in investing activities was $135,494 during the period May 17, 2000 (date of Company's inception) through September 30, 2003. We met our cash requirements during this period through the private placement of 177,076 of common stock, $ 512,455 from the issuance of notes (net of repayments and costs), $195,542 from the issuance of notes payable to Company officers and shareholders (net of repayments ), and $16,000 capital contributed by the Company's principal shareholders.

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

PRODUCT RESEARCH AND DEVELOPMENT

We anticipate performing further research and development for our exiting products during the next twelve months. Those activities include an Emergency Lighting Augmentation System, Lazer Safety Light, Power Outage Adapter, FailSafe Spot & Lamp and CampLamp Lantern. These projected expenditures are dependent upon our generating revenues and obtaining sources of financing in excess of our existing capital resources. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of research and development during the next twelve months

ACQUISITION OF PLANT AND EQUIPMENT AND OTHER ASSETS

We do not anticipate the sale of any material property , plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

NUMBER OF EMPLOYEES

From our inception through the period ended September 30, 2003, we have relied on the services of outside consultants for services and have five (5) employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

See Item 3: Legal Proceedings in our annual report on Form 10-KSB for the year ended December 31, 2002 for a description of current legal proceedings.

On October 23, 2003, Onecaps, Inc filed a camplain against the company and its Officers, Directors and cewrtain Shareholders in District Court of Clark County, Nevada (CASE NO. A475506).

The complaint alleges a breach of contract on securities fraud.

The Plaintiff is seeking specific performance, declaratory relief and injunctive relief . The Company believes that is has neritorious defenses to the plaintiff claims and intends to vigorously defend itself against the plaintiff claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On September 22, 2003, the Company issued 450,000 shares @ $0.20 per share to Capital Funding Solutions, Inc. as collateral for a factoring agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FROM 8-K

INDEX TO EXHIBITS

EXHIBIT NO.                DESCRIPTION
----------                 -----------
99.1                       Certification of Donald F. Evans (Filed herewith)

99.2                       Certification of David D. Downing (Filed herewith)

Reports on Form 8-K

None

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cyberlux Corporation
(Registrant)

Date: November 14, 2003

/s/ Donald F. Evans
President and Chairman of the Board

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


Date: November 14, 2003

/s/ Donald F. Evans
-------------------
Donald F. Evans
President and Chief Executive Officer

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

     c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions, with regard to significant deficiencies and material weaknesses.


Date: November 14, 2003


/s/ David D. Downing
--------------------
David D. Downing
Treasurer and Chief Financial Officer