Form 10KSB
period 2003-12-31
CYBERLUX CORP
filed 2004-04-15
CIK 1138169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2003

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from _______________________ to _____________
                        Commission file number 000-33415


                              CYBERLUX CORPORATION
                      ------------------------------------
                 (Name of small business issuer in its charter)


              Nevada                                91-2048978
  -------------------------------     ------------------------------------
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)


             50 Orange Road, PO Box 2010
              Pinehurst, North Carolina                           28374
     -------------------------------------------            -----------------
      (Address of principal executive offices)                 (Zip Code)


                    Issuer's telephone number (910) 235-0066


      Securities registered under Section 12(b) of the Exchange Act: None


   Title of each class                Name of each exchange on which registered

                                                        None
 -----------------------             -------------------------------------------

 -----------------------             -------------------------------------------

Common Stock, $0.001 par value
Securities registered under Section 12(g) of the Exchange Act:


--------------------------------------------------------------------------------
(Title of class)

--------------------------------------------------------------------------------
(Title of class)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 [X] Yes  [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x ]

State issuer's revenues for its most recent fiscal year. $74,238

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) The aggregate market value of Cyberlux Corporation voting stock held by non-affiliates was approximately $2,397,070 on April 14, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2003, there were 8,049,141 shares of $0.001 par value stock outstanding.

Documents Incorporated by Reference: None

Transitional Small business Disclosure Format. Yes [_]  No [X]

                                TABLE OF CONTENTS




PART I                                                                                  PAGE
           Item 1     Description of Business                                             3
           Item 2     Description of Property                                             6
           Item 3     Legal Proceedings                                                   7
           Item 4     Submission of Matters to a Vote of Securities Holders               8

PART II
           Item 5     Market for Common Equity and Related Shareholder Matters            9
           Item 6     Management's Discussion and Analysis or Plan of Operation          11
           Item 7     Financial Statements                                               17
           Item 8     Changes In and Disagreements with Accountants on Accounting        24
                      and Financial Disclosure
PART  III
           Item 9     Directors, Executive Officers, Promoters and Control Persons;      25
                      Compliance with Section 16(a) of the Exchange Act
           Item 10    Executive Compensation                                             25
           Item 11    Security Ownership of Certain Beneficial Owners and Management     28
                      and Related Shareholder Matters
           Item 12    Certain Relationships and Related Transactions                     29
           Item 13    Exhibits and Reports on Form 8K                                    29
           Item 14    Principal Accountant Fees and Services                             29

           Signatures                                                                    32

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

ITEM 1.  DESCRIPTION OF BUSINESS.

A.   BUSINESS DEVELOPMENT AND SUMMARY

 Cyberlux is a Nevada corporation (hereinafter "Cyberlux" or "the Company") that was incorporated on May 17, 2000 and is capitalized with 100 million common shares and 5 million preferred shares. The Company was founded to design, develop, manufacture, market and sell advanced lighting systems that utilize Gallium Nitride light emitting diodes as illumination elements. White diodes are a relatively new phenomenon that offer major advances in illumination technology. The Cyberlux Gallium Nitride diodes consume 92% less energy than incandescent or fluorescent counterparts to produce comparable lumen output. In electrochemical (battery powered) applications, this remarkable diminution of energy consumption position the Company's optoelectronic lighting solutions as much more durable and far more reliable than other interim lighting alternatives. In standard AC electrical applications, the calculated life of GaN diodes as lighting elements is over 20 years versus 750 hours for traditional incandescent bulbs. These exceptional performance characteristics, diminutive energy consumption and extended life, have prompted GaN diode implementation in traffic lights and automotive brake lights, but have not yet significantly occurred in the Company's area of focus, diodal illumination (tm).

B.   BUSINESS OF ISSUER

     (1)  PRINCIPAL PRODUCTS AND PRINCIPAL MARKETS

Cyberlux has successfully introduced its first product entry, the "Cyberlux Home Safety Light" (HSL), through its web site, www.cyberlux.com. The Company's production strategy has required the identification, qualification and engagement of a variety of talents in industrial design, integrated circuit board production, multi-cavity steel injection mold fabrication, component part assembly, performance testing and packaging to fulfill the tasks associated with finished goods delivery. The initial production of 10,000 HSLs was completed in early October 2002 and has successfully demonstrated the Company's ability to sustain volume production standards for up to 80,000 units per month at its assembly and distribution center in Shelbyville, Illinois. We are now positioned to broaden our product line consistent with emerging breakthroughs in optoelectronic technology and expand our marketing activity into various channels of retail and institutional sales. These recently achieved advances enable substantial cost savings in production as they enhance product performance and readily discernible value to the consumer. The product line (see "Product Development"), Lazer Safety Light; PowerOutage Adapter; Failsafe Spot & Lamp; and CampLamp, are fixtures that employ single use standard alkaline or lithium ion constant charge reusable batteries in different applications. The design of products is consistent with findings of market research conducted by Howard, Merrell & Partners (HM&P), a member firm of InterPublic Group (IPG,
NYSE) wherein certain categories of emergency lighting or interim lighting products were either underserved or non-existent due to the inherent inefficiency of incandescent and fluorescent lighting elements. These fixtures express superior characteristics in brightness, vastly extended light life and durability through diodal(TM) illumination, an optoelectronic descriptor trademarked by Cyberlux. During the early stages of research for long-term interim light solutions, all experimentation was confined to incandescent, fluorescent and, to a more limited extent, fiber optics as illumination sources. The recurring problem with these lighting elements was the grossly inefficient use of electrical energy (in an incandescent bulb, 95% of the electrical energy consumed is dissipated as radiant heat, not light). The discovery of the bright white Gallium Nitride (GaN) diode provided the solution to energy efficiency necessary to produce the long-term interim light source that was to be the objective of the Company's product development activities. Unlike light bulbs that are brittle glass globes surrounding a fragile wire filament in a vacuum, light emitting diodes are extraordinarily efficient solid state semiconductors that are practically indestructible. Diodes are manufactured from chemical compounds mixed with phosphors which transform electrical energy to visible light without heat. When electrical current is applied to a diode, the energy creates electromagnetic radiation which occurs as light. The Spartan characteristics of GaN diodes with their frugal demand for energy (92% less energy to produce equal or superior brightness to that of a bulb) create opportunity to manage energy through Cyberlux patented circuitry to produce a family of superior products.

The Home Safety Light (illustrations at www.cyberlux.com) is an efficient portable fixture that provides a full week of light from one set of AA batteries. Any other portable light will require over 20 sets of replacement batteries to produce comparable light life which suggests that the Home Safety Light (HSL) pays for itself at initial purchase. The Lazer Safety Light is a modification of the HSL. The PowerOutage Adapter, the FailSafe portable spot/lamp; and the CampLamp Lantern are the next product introductions followed by hard-wired systems that will transcend the performance and efficiency of existing emergency lighting products at a significant reduction in initial cost and recurring expense for maintenance of incandescent products.

     (2)  DISTRIBUTION METHODS OF OUR PRODUCTS

Consistent with our sales objectives, the reliable manufacture of proprietary component parts and assembly of finished products required exacting coordination of resources to provide detailed working drawings to tool manufacturers for injection molded parts and optics; precise circuitry diagrams to receive diodes, resistors and capacitors into the electronics platform; source identification for volume supplies of batteries and diodes; packaging considerations for presentation of product and corresponding dimensions of containment's for shipping and display; and an experienced contract assembly organization with an extensive infrastructure capable of collation and inventory of all component parts.

During the Fall of 2000, we identified Shelby County Community Services (SCCS), Shelbyville, Illinois, as a contract manufacture and assembly organization that was well positioned to meet the requirements proposed by the Company. SCCS has over a decade of successful performance on behalf of Fortune 100 companies and represented the quality of management, performance and fiscal stability that we sought to employ in the production process. SCCS is a not-for-profit organization that provides job training for handicapped workers and supplements its workforce with underemployed farm labor. It is generously supported by State and Federal programs to ensure competitiveness.

We have a Proprietary Product Manufacturing Agreement with SCCS that provides for SCCS to purchase all of the component parts for our products; conformance of parts acquired to Cyberlux specifications; exact assembly of parts in accordance with schematics; verified accountable tests of each unit prior to packaging; individual packaging; finished goods inventory warehousing; palletized shipping containment's per purchase orders; and loading for shipment FOB Shelbyville. SCCS is paid 112% of component cost to cover assembly, packaging and warehousing.

The www.Cyberlux.com internet site is serviced by SCCS through a fulfillment operations agreement whereby SCCS receives a daily batched summary of internet sales through an email link established by Cyberlux and United Parcel Service. The Cyberlux/UPS software validates the address of the customer and advises shipping mode (next day, two day or ground), computes shipping and handling charges then prints the appropriate waybill at the shipping office of SCCS. Packages are shipped within 24 hours of receipt of the email summary of business for the preceding day's orders. SCCS coordinates materials inventory with Cyberlux approved vendors based upon purchase orders or blanket orders for products. Robrady Design, Inc., the Company's industrial design firm, is instrumental in providing detailed working drawings for injection molded parts to tool manufacturers in the US and abroad. Similarly, the Company's proprietary circuitry design is managed by the engineering firm of ICT, Inc. in Casey, Illinois. ICT, Inc., an international engineering firm, is well positioned to manufacture the electronic platforms to precise specifications. Although the boards are rigidly tested prior to shipment to Shelbyville, SCCS tests each board on receipt consistent with the quality assurance protocols established by Cyberlux. The initial production capacity at SCCS is 80,000 product units per month which can be increased by 50% consistent with a four month lead time to undertake expansion of facilities.

SCCS will continue to serve as the warehousing and distribution center for Cyberlux products, such as the PowerOutage Adapter, FailSafe Spot/Lamp and CampLamp Lantern, which are to be manufactured abroad. The SCCS center will coordinate customs protocols and manage incoming inventories.

The Company, through its agreements with Shelby County Community Services
(SCCS), has successfully implemented its internet order fulfillment operation, the Cyberlux Distribution Center, which services all product sales generated from its web site, www.cyberlux.com, at the SCCS complex in Shelbyville, Illinois. The system was designed internally under the supervision of Cyberlux Senior Vice President, Al Ninneman, who worked with the ecommerce professionals at United Parcel Service (UPS) to perfect the customized billing and delivery service. The Cyberlux software verifies ZIP code and credit card information; records delivery selection (UPS overnight, second day air or ground); calculates the delivery charge by destination; batches orders daily; and prints the delivery way bills at the Distribution Center for shipment the day following receipt of the order. SCCS and Cyberlux share the handling charge of $2 per order equally.

Although the internet site and its fulfillment system is designed to receive and process orders in volume, the linkage of the site to the Weather Channel (and other referring sources) is not yet in place. The Weather Channel has proposed an advertising position for the Home Safety Light wherein 10 million impressions per month will be guaranteed, but the cost of the exposure is $10 thousand per month. Cyberlux intends to pursue the relationship with the Weather Channel and others relative to direction of traffic to its web site after the Company is in a position to fund selective media buys through a contract relationship with Howard, Merrell & Partners. Selection of media exposures is an important part of the marketing campaign, but equally important is the development of compelling messages and images that inspire consumer interest in Cyberlux products. The Company has worked with Howard, Merrell & Partners (HM&P), a member firm of the InterPublic Group (IPG, NYSE), that specializes in market research/analysis, brand creation, creative imaging, messaging and media purchase management. HM&P's market analysis indicates a dominant role for diodal(TM) illumination in the safety lighting category. The objective is a marketing program that quickly demonstrates the superiority of Cyberlux products to any incandescent bulb product on the market today, whether battery powered or hard wired, and the cost-effectiveness of Cyberlux diodal illumination tm based upon light life and energy efficiency. HM&P sees broad opportunities to position Cyberlux as the brand leader in diodal illumination tm through specific illustrations in which the Company's technology provides superior value over the "burning" light bulb.

Equally important in product and/or brand launch is the management of a "go to market" strategy. Cyberlux has engaged CMG Partners (CMGP) to coordinate product launch into a variety of sales channels. CMGP has broad based experience in both the US and UK in telecom (Nextel, BT Cellnet, MCI), Internet (Verisign) and technology introductions. The role of CMGP is to integrate marketing, sales, product and customer support activities and messages to optimize customer acquisition and retention. CMGP will serve as the liaison for the preparation and delivery of selling materials to the individual selling firms and an information conduit to management for production and finished goods inventory issues.

Cyberlux has retained three experienced technology product sales firms, Smart Products, Inc., Westwood, NJ; A. Calvert & Company, LLC, Canton, OH; and Brand & Associates, Dallas, TX to represent its product line over the range of channels addressed for distribution. The individual firms have been selected based upon established relationships with certain retail channels and proven track records of sales to those retailers assigned. A. Calvert & Company, in addition to its market segment of baby product retailers and On-Air sales (Calvert represents Cyberlux to QVC), is a highly successful retail packaging design firm.

On September 22, 2003, we entered into a factoring agreement with Capital Funding Solutions, Inc. with regard to a purchase order from QVC.

     (3)  STATUS OF ANY ANNOUNCED NEW PRODUCTS

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

     (5)  REGULATION

Our advertising and sales practices concerning the Home Safety Light and the Wireless Interim Lighting Systems are regulated by the Federal Trade Commission and state consumer protection laws. Such regulations include restrictions on the manner that we promote the sale of our products. We believe we are in material compliance with such regulations.

     (6)  EFFECT OF EXISTING OR PROBABLE GOVERNMENT REGULATIONS

We believe that we will be able to comply in all material respects with laws and regulations governing the conduct of business operations in general. We are not aware of any pending government regulations that may adversely affect our business.

     (7)  RESEARCH AND DEVELOPMENT ACTIVITIES

EMERGENCY LIGHTING AUGMENTATION SYSTEM (Production Title)

The Emergency Lighting Augmentation System (ELAS) was designed to provide a long-term emergency lighting solution for commercial buildings. ELAS employs an array of ultra-bright white diodes that are powered by constant charge batteries and are controlled by a patented power sensor that is positioned to detect an electrical failure in the building. ELAS is easily installed within existing light fixtures and provides several days of bright white light versus 90 minutes provided by "evacuation" lights, as mandated by fire codes. The recent "blackout" caused by a massive power outage from Michigan to New York inspired many government officials to recognize the danger of the inadequacy of existing "emergency lights" and prompted a focus on long-term interim lighting solutions. Cyberlux is engaged in a demonstrate its ELAS products with the City of Cleveland, the epicenter of the August 2003 blackout. The Cleveland project offers opportunity to demonstrate the cost/benefit effectiveness of ELAS and suggests significant implementation prospects for the product in other municipalities.


HOME SAFETY LIGHT (Market Title)

The Home Safety Light was designed to provide up to a full week of light from one set of 8 AA batteries. The portable elliptical fixture contains an array of 6 white Nichia diodes and 4 amber diodes which are controlled through a circuit board that provides three alternative levels of light intensity. The parabolic reflector manages light output from the inverted diode array to broadcast a blanket of light capable of total illumination of a room, corridor, stairwell or other strategic location. In October 2003, the Home Safety Light was successfully launched in the retail market on the QVC, Inc., the world's leading on-air sales channel.


LAZER SAFETY LIGHT (Production Title)

The Lazer Safety Light is similar in form and function to the Home Safety Light, but has an entirely new electrical system that employs a miniature square circuit board controller which powers the fixture with only 2 C batteries. The 10 diodes mounted in the Home Safety Light are displaced by 1 Ultra Bright Lumileds diode inversely centered to provide a blanket of light with more intensity than its predecessor. The new circuitry, with pulse width modulation, and the newly developed diodal lighting element reduce production cost of the fixture by 47% of the cost of the original Home Safety Light.

POWEROUTAGE ADAPTER (Production Title)

The PowerOutage Adapter transforms existing electrical wall outlets into an emergency lighting system for homes, hospitals, hotels, nursing homes and businesses. The fixture, designed as a replacement outlet, simply plugs into an existing dual outlet after removal of its faceplate. The adapter, which continues to function as an electrical outlet, however, contains a constant charge lithium ion battery; a motion sensor that provides a low level of light for darkened room or corridor transit; a loss of power sensor that activates a high level of light when electrical service is disrupted to broadcast a wash of light up its attendant wall which then reflects bright white light from the overhead ceiling; and a photoelectric cell which detects daylight or powered light in the space to prevent unnecessary performance. Market research suggests that the "Adapter" can become a "Standard of Safety" in institutions (particularly patient care facilities and hotels) which will endorse its economical implementation by home owners, educational institutions and businesses. The fixture will first be marketed through institutional sales channels.


FAILSAFE SPOT & LAMP (Production Title)

The FailSafe fixture is designed with a unique lens head that may be extended and rotated 180 degrees to perform as a table lamp. The lens head has an opaque surround that may be snapped out above the reflector to simulate the shade of a lamp. This fixture contains a constant charge lithium ion battery and retractable outlet inserts which fold into the base when it is removed from an electrical wall outlet. The FailSafe contains a motion sensor which produces a low level of light for darkened room or corridor transit from its constant charge location in a strategically located wall outlet. The design form provides a hand-held base that offers the alternatives of use as a powerful "flashlight" or as a table lamp that will provide over a full week of light from its lithium ion battery. The battery returns to "full charge" after the fixture is reinstalled into a wall outlet.


CAMPLAMP LANTERN (Production Title)

The CampLamp is designed to be a superior alternative to the venerable "Coleman Lantern" that has served as a utility gas and mantle light for over fifty years. Unlike the Coleman version, however, the CampLamp does not generate heat or noxious emissions and eliminates the safety threats of combustible fuel and burning elements. The fixture features a tri-parted mirrored reflector system that, when all of the three elements are engaged, broadcasts a blanket of light over 360 degrees. The circuitry design provides a rheostat control system and pulse width modulation to extend battery life to over fifty hours. The reflector design provides directional light alternatives in 90 degree increments which, when combined with the rheostat, offers more utility options than a traditional lantern. The fixture will be marketed through recreational sales channels, home improvement stores and to government agencies.

     (8)  EMPLOYEES

We currently have five (5) full time employees. Our employees are primarily at the executive level based upon our role in coordination of outsource contracts for manufacturing and other production considerations. Currently, there exist no organized labor agreements or union agreements between Cyberlux and our employees. However, we have employment agreements with the following executive officers: Donald F. Evans, Chairman and CEO, Mark D. Schmidt, President and COO, Alan H. Ninneman, Senior Vice President John W. Ringo, Secretary and Corporate Counsel and David D. Downing, Treasurer and CFO. We believe that our relations with our employees are good.

     (9)  DEPENDENCE ON KEY PERSONNEL

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

     (10) DEPENDENCE ON KEY CUSTOMERS

The Company is currently not dependent on any single customer for a significant portion of its annual sales.

     (11) MAJOR SUPPLIERS

The Company is currently not dependent on any major suppliers. The Company does rely on its investor and lender relationships as a source of capital for its operations.

     (12) COMPLIANCE WITH COST OF ENVIRONMENTAL REGULATIONS

The Company currently has no costs associated with compliance with environmental regulations. However, there can be no assurances that the Company will not incur such costs in the future.

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

ITEM 3.  LEGAL PROCEEDINGS.

On October 23, 2003, OneCap, Inc. filed a complaint against us and our officers, directors and certain shareholders in the District Court of Clark County, Nevada (Case No. A475506). The complaint alleges a breach of contract and securities fraud. The plaintiff is seeking specific performance, declaratory relief and injunctive relief. We believe that we have meritorious defenses to the plaintiff's claims and intend to vigorously defend ourselves against the plaintiff's claims. On January 9, 2004 the litigation was settled with both parties mutually releasing the other. The case was dismissed with prejudice.


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

Background:

Cyberlux came into contact with Light Technology, Inc. (LTI) and Rachwal in early 2000. We were seeking someone with the knowledge and expertise to assist us in the development of an emergency light using white LEDs. LTI and Rachwal represented that they had such knowledge and expertise and could finalize the development of the Cyberlux emergency light by September 30, 2000 so that we could begin manufacturing and selling the emergency light by November 2000. Rachwal and LTI also advised us that we could acquire all the assets of LTI and the rights to LTI's flashlight which also used white LEDs provided Rachwal was made an officer and director of Cyberlux as well as be in charge of design work for the Company.

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

CASE NUMBER:  2001 CA 005309 NC Div. C.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to a vote of security holders during the year ended December 31, 2003.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock began trading on the Over-the-Counter Bulletin Board under the symbol ,,CYBL.OB" on July 13, 2003. The table below sets forth by quarter the sales information for our common stock as reported on the Over-the-Counter Bulletin Board in our past fiscal year. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                         SALE PRICES
                                                -----------------------------
                                                    HIGH             LOW
2002:

First Quarter                                       N/A              N/A
Second Quarter                                      N/A              N/A
Third Quarter                                       N/A              N/A
Fourth Quarter                                      N/A              N/A



2003:

First Quarter                                       N/A              N/A
Second Quarter                                      N/A              N/A
Third quarter                                       1.05             0.10
Fourth quarter                                      0.55             0.12


On April 13, 2004, the closing price of our common stock on the Over-the-Counter Bulletin Board was $0.50 per share. We urge you to obtain current market quotations for shares of our common stock.

NUMBER OF SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the Company as of the close of business on December 31, 2003, was 136.

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

Listed below are the requirements set forth under Regulation D, Rule 504 and the facts, which support the availability of Rule 504 to this offering:

      Exemption

      Offers and sales of securities that satisfy the conditions in paragraph
(b) of this Rule 504 by an issuer that is not:

o Subject to the reporting requirements of section 13 or 15(d) of the Exchange Act;

o     An investment company; or


o A development stage company that either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, shall be exempt from the provision of section 5 of the Act under section 3(b) of the Act.


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

On October 18, 2001, the Company entered into a loan agreement with OneCap, Inc. in which it borrowed $170,000 for the purpose of financing for tooling, circuitry and registration costs for public listing of the Company's stock. The term of the loan is for one year and the interest rate is 13% per annum. Under the terms of the agreement, the Company issued a promissory note secured by assets of the Company and founders stock which were placed into an escrow account. The Company also issued OneCap a warrant to purchase 500,000 shares of its $0.001 par value common stock at par. On December 31, 2002, the company extended the loan repayment period to June , 2003 and the interest rate was increased to 18% per annum payable monthly . The company also incurred $ 25,000 loan entension charges which were charged to interest expenses and the loan was increased to $ 195,000.

During November 2001, officers of the Company elected to exercise their options to purchase 350,000 shares of its $0.001 par value common stock for cash of $350.

During the year ended December 31, 2001, certain warrant holders elected to convert their warrants to 636,000 shares of the Company's 0.001 par value common stock for cash of $14,250.

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

On October 1, 2003, we entered into an agreement with Consulting for Strategic Growth 1, Ltd. ("CFSG"), in which CFSG would provide consulting services in the form of investor relations and public relations. On January 27, 2004, in consideration for services rendered, Stanley Wunderlich, Chairman of CFSG was issued 125,000 shares of the Company's Common Stock at $0.001 per share and Bonnie Stretch, pubic relations for CFSG, was issued 25,000 shares of the Company's Common Stock at $0.001 per share. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

On October 30, 2003, we entered into an agreement with Roccus Capital Partners, LLC ("RCP") and Alliance Advisors(`AA") in which RCP and AA would provide strategic advisement to us. On January 27, 2004, as an engagement fee, Richard
L. Berkley and Marc A. Heskell, principals of RCP and Alan Sheinwald, principal of AA were each issued 75,000 shares of the Company's Common Stock at $0.001 per share. These issuances were private transactions pursuant to Section 4(2) of the Securities Act.

On December 1, 2003, we entered into an agreement with CFSG, in which CFSG would provide consulting services in the form of investor relations and public relations. In consideration for services to be rendered, On January 27, 2004, Stanley Wunderlich was issued 60,000 shares of our Common Stock at $0.001 per share with 10,000 shares issued each month based upon performance criteria satisfactory to both parties. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

On January 27,2004, we issued 700,000 shares of its Common Stock at $0.01 per share to Titan Entertainment Group pursuant to a consulting services agreement in which Titan Entertainment Group would create strategic business relationships for us. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

On January 27, 2004, we issued 600,000 shares of its Common Stock at $0.01 per share to Michael J. Stern pursuant to a consulting services agreement in which Michael J. Stern would create strategic business relationships for us. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

On Januaary 27, 2004, we issued 600,000 shares of its Common Stock at $0.01 per share to KBK Ventures, Inc. pursuant to a consulting services agreement in which KBK Ventures would create strategic business relationships for us. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

On January 27, 2004,we issued 800,000 shares of its Common Stock at $0.01 per share to 3CD Consulting, LLC pursuant to a consulting services agreement in which 3CD Consulting would create strategic business relationships for us. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

On January 27,2004, we issued 600,000 shares of its Common Stock at $0.01 per share to Ronald E. Gee pursuant to a consulting services agreement in which Ronald E. Gee would create strategic business relationships us. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

On January 27, 2004, we issued 155 shares of Series A Preferred Stock (with a stated value of $5,000 per share and a conversion price of $0.10 per share) and warrants to purchase an aggregate of 15,500,000 of our common stock. This private placement was exempt from registration pursuant to Section 4(2) of the Securities Act.

On January 27, 2004, we issued 40,000 shares of its Common Stock at $0.001 per share to Donald F. Huffman in consideration of services on our behalf. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

On January 27, 2004, we issued 10,000 shares of its Common Stock at $0.001 per share to Robert Rubin in consideration of services on our behalf. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

On January 27, 2004, Brian Scott converted a $20,000 promissory note dated April 1, 2003 in the amount of $20,000 into 80,000 shares of the our Common Stock at $0.25 per share. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

On February 19, 2004, as approved by our Board of Directors, we filed a Certificate of Designation with the Nevada Secretary of State creating a Series B Convertible Preferred Stock, par value $0.001 which ranks pari passu with our Series A Convertible Preferred Stock. The Series B Convertible Preferred Stock will be issued to our officers in exchange for $800,000 in accrued management fees and other liabilities.

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

Critical Accounting Policies

      The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

            o     stock-based compensation.

            o     revenue recognition


      Stock-Based Compensation

      In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002.

      The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

      Revenue Recognition

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.



Revenues

We have generated operating revenues of $74,238 from operations from our inception. We believe we will begin earning revenues from operations in our second year of actual operation as the Company transitions from a development stage company to that of an active growth and acquisition stage company.

Costs and Expenses

From our inception through December 31, 2003, we generated revenues of $74,238. We have incurred losses of $4,021,835 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

Liquidity and Capital Resources

As of December 31, 2003, we had a working capital deficit of $ 1,909,470. As a result of our operating losses from our inception through December 31, 2003, we generated a cash flow deficit of $1,260,565 from operating activities. Cash flows used in investing activities was $113,494 during the period May 17, 2000 (date of Company's inception) through December 31, 2003 . We met our cash requirements during this period through the private placement of $475,000 of preferred stock, $224,006 through issuance of common stock, $207,845 from the issuance of notes payable to Company officers and shareholders and advances.

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

By adjusting its operations and development to the level of capitalization , management belives it has suffucient capital resources to meet projected cash flow deficits through the next twelve months . However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.


Auditors' opinion expresses doubt about the Company's ability to continue as a going concern .

The indenpendent auditors report on the company's December 31, 2003 financial statements included in this Form states that the Company's recurring losses raise substantial doubts about the Company's ability to continue as a going concern.

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

Number of Employees

From our inception through the period ended December 31, 2003, we have relied on the services of outside consultants for services and currently have five (5) full time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We do not anticipate our employment base will significantly change during the next 12 months. As we continue to expand, we will incur additional cost for personnel. This projected increase in personnel is dependent upon our generating revenues and obtaining sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

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

Dependence Upon Management

Our future performance and success are dependant upon the efforts and abilities of our Management. To a very significant degree, we are dependent upon the continued services of Mr. Donald Evans, our founder and CEO and Chairman of our Board of Directors. If we lost the services of Mr. Evans or other key employees before we could get a qualified replacement, that loss could materially adversely affect our business. We do not maintain key man life insurance on any of our Management.

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

Continued Control by Current Officers and Directors

The present officers and directors own approximately 40.5 % of the outstanding shares of Common Stock, and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights. (See Security Ownership of Certain Beneficial Owners and Management)

Management of Potential Growth

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

Audit's Opinion Expresses Doubt About The Company's Ability To Continue As a "Going Concern"

The independent auditor's report issued in connection with the audited financial statements of the Company for the period ended December 31, 2003, expresses "substantial doubt about its ability to continue as a going concern," due to the Company's status as a development stage company and its lack of significant operations. If the Company is unable to develop its operations, the Company may have to cease to exist, which would be detrimental to the value of the Company's common stock. The Company can make no assurances that its business operations will develop and provide the Company with significant cash to continue operations.


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

LIMITED MARKET DUE TO PENNY STOCK

Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. Penny stocks are stock:

      O     With a price of less than $5.00 per share;

      O     That are not traded on a "recognized" national exchange;

      O Whose prices are not quoted on the Nasdaq automated quotation system. (Nasdaq listed stock must still have a price of not less than $5.00 per share); or

      O In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $5.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

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


POTENTIAL INABILITY OF OFFICERS TO DEVOTE SUFFICIENT TIME TO THE OPERATIONS OF THE BUSINESS

Although we have five (5) employees who consider themselves full time employees, none have been paid salaries from the inception of the Company. They continue to pursue other sources of income and may not be able to devote sufficient time to the operations of the business.

ITEM 7.  FINANCIAL STATEMENTS

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549


FINANCIAL STATEMENTS AND SCHEDULES

DECEMBER 31, 2003 AND 2002



FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934



CYBERLUX CORPORATION

                              CYBERLUX CORPORATION

                         INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                                                                      Page
--------------------------------------------------------------------------------
Report of Independent Certified Public Accountants                    F-3
--------------------------------------------------------------------------------
Balance Sheet at December 31, 2003 and 2002                           F-4
--------------------------------------------------------------------------------
Statements of Losses for the Years ended December 31, 2003            F-5
and 2002 and for the Period May 17, 2000 (Date of Inception)
through December 31, 2003
--------------------------------------------------------------------------------
Statement of Deficiency in Stockholders' Equity for the            F-6 - F-8
Period May 17, 2000 (Date of Inception) through December 31,
2003
--------------------------------------------------------------------------------
Statements of Cash Flows for the Years ended December 31,          F-9 - F10
2003 and 2002 and  for the Period May 17, 2000 (Date of
Inception) through December 31, 2003
--------------------------------------------------------------------------------
Notes to Financial Statements                                     F-11 - F-30
--------------------------------------------------------------------------------

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
Cyberlux Corporation
North Carolina 28370-2010

      We have audited the accompanying consolidated balance sheets of Cyberlux Corporation (the "Company"), as of December 31, 2003 and 2002 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

              The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note O to the consolidated financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note O. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    ----------------------------------------
                                    Russell Bedford Stefanou Mirchandani LLP
                                    Certified Public Accountants



McLean, Virginia
April 6, 2004

                              CYBERLUX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                           December 31,  December 31,
                                                               2003          2002
ASSETS
Current assets:
   Cash and equivalents                                 $    16,247    $    26,086
   Prepaid Design Services                                     --           20,000
      Total current assets                                   16,247         46,086

Fixed assets, net                                            68,845         79,443
Other assets

   Deposits-escrow                                          236,000          8,614

                                                            236,000          8,614

Total Assets                                            $   321,092    $   134,143
                                                        ===========    ===========

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
   Accrued interest                                     $   104,976    $    44,427
   Other accrued liabilities                                296,388         95,971
   Management fees payable - related party                  996,508        546,508
   Short-term notes payable - shareholders                  207,845        123,545
   Short-term notes payable                                 320,000        365,000
      Total current liabilities                           1,925,717      1,175,451

Long-Term Liabilities - warrants payable-
convertible preferred                                       347,610

Stockholders' equity:
   Preferred stock, $0.001 par value, 5,000,000
   shares authorized, 155 and 0 issued and
   Class A 155 shares issued and outstanding                      1           --
   outstanding as of December 31, 2003 and 2002,
respectively
   Common stock, $0.001 par value, 100,000,000 shares
   authorized, 8,049,141 and 6,628,396 issued and
   outstanding as of December 31, 2003 and 2002,
respectively                                                  8,049          6,628

   Subscriptions receivable                                (276,186)        (2,500)
   Additional paid-in capital                             2,337,736        745,593
   Accumulated deficit                                   (4,021,835)    (1,791,029)
Deficeincy in stockholders' equity                       (1,952,235)    (1,041,308)

                                                                       -----------
Total Liabilities and Stockholders' Equity              $   321,092    $   134,143
                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                     May 17, 2000
                                                        Year Ended     Year Ended   (Inception) to
                                                        December 31,   December 31,   December 31,
                                                           2003           2002           2003

Revenue                                               $    74,238    $      --      $    74,238

Cost of Goods Sold                                       (161,984)          --         (161,984)
   Gross Loss                                             (87,746)                      (87,746)

Expenses
   Marketing and advertising expense                       20,820          8,500        147,868
   Depreciation and amortization expense                  246,598        379,070        325,898
   Organization Costs                                        --             --           25,473
   Research and development costs                            --          322,814        244,064
   Management and consulting fees - related party         504,000        350,504      1,271,322
   General and administrative expenses                    497,384        179,162        901,581

Total expenses                                          1,268,802      1,240,050      2,916,206

Income from operations                                 (1,356,548)    (1,240,050)    (3,003,952)

Other Income (expense)

Interest income                                              --             --               40
Interest expense                                         (138,008)       (96,920)      (281,673)

Net Loss                                               (1,494,556)    (1,336,970)    (3,285,585)

Preferred dividend - beneficial conversion discount
on convertible preferred                                  736,250           --          736,250
Net Loss                                              $(2,230,806)   $(1,336,970)   $(4,021,835)

Weighted Average number of common shares
   Outstanding - basic and fully diluted                7,652,012      6,241,585

Net loss per share - basic & fully diluted            $     (0.29)   $     (0.15)

   The accompanying notes are an integral part of these financial statements

                                       F5



                                                                                                       Deficiency
                                     Common Stock          Preferrd Stock                             Accumulated
                                --------------------     -----------------  Additional        Stock        During       Total In
                                                                               Paid-in Subscription   Development  Stockholders'
                                   Shares     Amount     Shares     Amount     Capital   Receivable         Stage         Equtiy
                                ---------    -------     ------    -------  ---------- ------------ -------------  -------------
  Common shares issued in
May 2000 to founders in
exchange for cash at $. 001
per share                       1,640,000     $1,640                              $560                                    $2,200
Common shares issued in May
2000 in exchange for
research and development
services valued at  $.09
per share                         750,000        750                            68,003                                    68,753
 Common shares issued in
May 2000 in exchange for
services valued @ $. 05 per
share                             875,000        875                            35,710                                    36,585
Common shares issued in
July 2000 in exchange for
convertible debt at $ .15
per share                         288,000        288                            39,712                                    40,000
Capital
contributed by principal
shareholders                            -          -                            16,000                                    16,000
Common shares issued in
November 2000 for cash in
connection with private
placement at $. 15 per
share                             640,171        640                            95,386                                    96,026
Common shares issued in
November 2000 in exchange
for services valued @ $. 15
per share hares issued for
consulting services               122,795        123                            18,296                                    18,419
Net (loss)
                                       -          -          -          -           -            -       (454,651)     (454,651)
                                ---------    -------     ------    -------  ---------- ------------ -------------  -------------
Balance, December 31, 2000
                                4,315,966     $4,316         -          -     $273,667            -     ($454,651)    ($176,668)
Common shares issued in
January, 2001 in exchange
for convertible debt at $
..15 per share                     698,782       $699                          $104,118                                  $104,817
Stock options issued in May
2001, valued at $. 15 per
option, in exchange for
services                                                                        52,500                                    52,500
Warrant issued in May 2001,
valued at $. 15 per
warrant, in exchange for
placement of debt                                                               75,000                                    75,000
Common shares issued in
September 2001 for cash in
connection with exercise of
warrant at  $.15 per share          3,000          3                               447                                       450
Common shares issued in
September 2001 for cash in
connection with exercise of
warrant at  $.10 per share        133,000        133                            13,167                                    13,300
Common shares issued in
November 2001 for cash in
connection with exercise of
warrant at  $.0001 per share      500,000        500                                 -                                       500
Common shares issued in
November 2001 for cash in
connection with exercise of
options at  $.0001 per share      350,000        350                                -                                        350
 Common shares issued in
December 2001 in exchange
for convertible debt at $
..50 per share                     133,961        134                            66,847                                    66,981
 Common shares
issued in December 2001 in
exchange for debt at $ .50
per share                          17,687         18                             8,825                                     8,843
Net (loss)
                                       -          -          -          -           -          -         (636,274)     (636,274)
                                ---------    -------     ------    -------  ---------- ------------ -------------  -------------
Balance, December 31, 2001      6,152,396     $6,152                           594,571            -    (1,090,925)     (490,202)
Common shares issued in May
2002  in exchange for
services valued  at  $. 70
per share                          70,000        $70                           $49,930                           -    $  50,000
Common shares issued in
Nov, 2002 in exchange for
services valued at $0.25
per share                         150,000        150                            37,350                                    37,500
Common shares issued in
Dec. 2002 as rights
offering at $0.25 per share       256,000        256                            63,744                                    64,000
Subscription Receivable for
10,000 shares issued                                                                         -2,500                       -2,500
Net loss
                                        -          -          -          -           -         -          -700,104    ($700,104)
                                ---------    -------     ------    -------  ---------- ------------ -------------  -------------
Balance at December 31, 2002    6,628,396     $6,628                          $745,593     ($2,500)   ($1,791,029)  ($1,041,308)
Common shares issued in
March, 2003 for cash in
connection with exercise of
options at $0.001 per share       250,000       $250                                                                        $250
Funds received for stock
subscription                                                                                  2,500                        2,500
Common Shares issued to
Cornell Capital Partners in
March, 2003 in connection
with Loan Commitment valued
at $0.75 per share                300,000        300                           224,700                                   225,000
Common shares issues in
March, 2003 in exchange for
services valued at $0.75
per share                          13,333         14                             9,987                                    10,001
Robrady Design Note was
converted into 196,120
Shares @ .25 Per share.           196,120        196                            48,833                                    49,029


Common Shares issued to
Mark Schmidt for services
in June, 2003.  The 200,000
shares were issued at $0.25
per share.                        200,000        200                            49,800                                    50,000
Common Shares issued to
Capital Funding Solutions
September 2003. 450,000
shares were issued at $0.20
per share. Shares secure a
sales factoring agreement         450,000        450                            89,550                                    90,000
Common shares issued on
11/12/03 for consulting
services valued at .50 per
share to Tom & Cheryl Rose         11,292         11                             5,634                                     5,645

Preferred shares issued in
December 2003 valued at
$5,000 per share, Class A                      -            155          1    $774,999     (276,186)            -        498,814
Warrants on convertible
preferred shares                                                              -347,610                                  -347,610
Beneficial conversion
discount on convertible
preferred shares                                                               736,250                                   736,250
Net (Loss)
                                       -          -          -          -           -            -      -2,230,806    -2,230,806
                                 ---------    -------     ------    -------  ---------- ------------ -------------  -------------
                                8,049,141    $8,049         155        $1   $2,337,736    ($276,186)   ($4,021,835)  ($1,952,235)
                                ---------    -------     ------    -------  ---------- ------------ -------------  -------------

Balance,  December 31, 2003




   The accompanying notes are an integral part of these financial statements

                                       F7

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                    May 17,
                                                                                     2000
                                                                                  (Inception)
                                                        Year Ended    Year Ended      to
                                                      December 31,    December     December
                                                           2003        31, 2002    31, 2003
                                                           ----        --------    --------
Cash flows from operating activities

Net loss                                               $(1,494,556)   $(700,104)   $(3,285,585)

Depreciation and Amortization                              246,598       82,518        325,898

Stock options issued for consulting services                  --           --          107,504

Shares issued for previously incurred debt                  49,029         --           49,029

Preferred shares issued for previously incurred debt          --           --             --

Loan extension write off                                      --         25,000         25,000

Preferred shares issued for conversion of accrued
  management fees                                             --           --             --

Accrued expenses relating to escrow deposits                23,814         --           23,814

Shares issued for consulting services                       65,646       87,498        173,150

Shares issued for research and development                    --           --           68,753

Shares issued for factoring agreement                       90,000         --           90,000

   Decrease(increase) in deposits                         (227,386)      (1,795)      (236,000)

   (Increase) decrease in other assets, net                 20,000        6,812           --

   Increase in accounts receivable                            --           --             --

   Increase in accrued interest                             60,549       28,409        104,976

   (Decrease)increase in management fee
     payable-related party                                 450,000      260,004        996,508

   Increase in other accrued liabilities                   200,417       92,722        296,388

Net cash used in operating activities                     (515,889)    (118,936)


Cash flows from investing activities

   Purchase of fixed assets                                (11,000)     (52,880)      (113,494)

Cash used in investing activities                          (11,000)     (52,880)      (113,494)


Cash flows from financing activities

   Payments for (proceeds from) short-term notes
     payable net                                           (45,000)      80,000        467,455

   Proceeds from short-term notes
payable-shareholders (net)                                  84,300       25,800        207,845

   Issuance of preferred stock                             475,000         --          475,000

   Capital contributed by shareholders                        --           --           16,000

   Issuance of common stock                                  2,750       61,500        224,006

Net cash provided by financing activities                  517,050      167,300      1,390,306

Net decrease in cash                                        (9,839)      (4,516)        16,247

Cash - beginning                                            26,086       30,602           --

Cash - ending                                          $    16,247    $  26,086    $    16,247

Supplemental disclosures:

   Interest paid                                            18,425       49,475         50,900

   Income taxes paid                                          --           --             --

   Non-cash investing and financing activities:

      Shares issued for research and development and
        consulting                                            --         37,500        106,253

      Shares issued for conversion of debt                  56,720         --          313,692

      Warrants issued in connection with financing            --           --           75,000

      Options issued in connection with services              --           --           52,500

      Shares issued in connection with services             99,081       49,998        204,083

      Shares issued in connection with loan                225,000         --          225,000

      Shares issued in connection with factoring            90,000         --           90,000

      Warrants issued (detachable) with convertible
        preferred shares                                   347,610         --          347,610

      Beneficial conversion discount on convertible
        preferred stock                                    736,250         --          736,250

   The accompanying notes are an integral part of these financial statements

                                             F8

                              CYBERLUX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

Cyberlux Corporation (the "Company") is incorporated under the laws of the State of Nevada. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No. 7") and is seeking to develop, manufacture and market long-term portable lighting products for commercial and industrial us. To date the Company has generated little revenue, has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2003, the Company has accumulated losses of $3,285,585.

The Company is in the development stage and its efforts have been principally devoted to designing, developing manufacturing and marketing advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.

The Company's common stock has been listed on the NASDAQ OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "CYBL" since July 11, 2003.

In September 2003, the Company entered into a factoring agreement with Capital Funding Solutions, Inc. with regard to a purchase order from QVC.

In October 2003, due to the change in pricing structure of our common stock on the over-the- counter bulletin board, the Company mutually cancelled the equity line of credit agreement with Cornell Capital Partners, LP which was entered into on March 15, 2003.


REVENUE RECOGNITION

For revenue from product sales, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

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

CASH AND CASH EQUIVALENTS

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

FIXED ASSETS

Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives

ADVERTISING COSTS

The Company expenses all costs of advertising as incurred. Advertising costs totaled $20,820 and $8,500 in 2003 and 2002, respectively.

                              CYBERLUX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

IMPAIRMENT OF LONG LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003 and 2002. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

STOCK-BASED COMPENSATION:

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and subsequent years.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note C):

                                           For the year ended
                                              December 31,
                                           2003          2002

Net loss - as reported                $(2,230,806)   $(1,336,970)
Add: Total stock based employee
compensation expense as reported
under intrinsic value method
(APB. No. 25)                                --             --
Deduct: Total stock based employee
compensation expense as reported
under fair value based method (SFAS       106,800           --
                                      -----------    -----------
No. 123)
Net loss - Pro Forma                  $(2,337,606)   $(1,336,970)
Net loss attributable to common
stockholders - Pro forma              $(2,337,606)   $(1,336,970)
Basic (and assuming dilution) loss
per share - as reported               $      (.29)   $      (.15)
Basic (and assuming dilution) loss
per share - Pro forma                 $      (.31)   $      (.15)

                              CYBERLUX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

INCOME TAXES

The Company follows Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS No. 109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse

RECENT PRONOUNCEMENTS

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

                              CYBERLUX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS (CONTINUED)

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

In April 2003, the FASB issued Statement No.149, "Amendment of Statement of 133 on Derivative Instruments and Hedging Activities ", which amends Statement 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of this statement did not have a material impact on the Company's financial position.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The adoption of this statement did not have a material impact on the Company's financial position.

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88 AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

                              CYBERLUX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable at December 31, 2003 and 2002   are as follows:
2003             2002

10 % convertible note payable, unsecured and due September, 2003;
accrued and unpaid interest due at maturity ; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $ .50 per share. The
Company is in violation of the loan covenants.                             $ 2,500     $ 2,500

10 % convertible notes payable, unsecured and due  March , 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $ 1.00 per share. The Company
is in violation of the loan covenants.                                       7,500       7,500

10 % convertible notes payable, unsecured and due  March , 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $ .50 per share. The Company
is in violation of the loan covenants.                                      25,000      25,000

10 % notes payable, unsecured and due  March , 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the
Company's common stock at a rate of $ 1.00 per share. The Company is in
violation of the loan covenants.                                            10,000      10,000

18% note payable , interest  payable  monthly  and due June,  2003;  note
secured  by  Company's  assets and  pledge  of   3,265,000  shares of the
Company's  common stock owned by  Company's  principal  shareholders  and
officers;  Note holder has the option to convert   unpaid note  principal
together with accrued and unpaid  interest to the Company's  common stock at the lower  of  $ .15 per  share or a price per share  equal to 85 % of the  average  daily bid price  over the ten  preceding  days prior to the
date  of   conversion.   The  Company  is  in   violation   of  the  loan
covenants.This note is paid off and settled subsequently in January 2004.  195,000     195,000

10%  Convertible  note payable , unsecured and due October 2003;  accrued and  unpaid  interest  due at  maturity;  Note  holder  has the option to convert  unpaid note principal  together with accrued and unpaid interest
to the  Company's  common  stock at   $ .25 per share.  The Company is in
violation of the loan covenants.                                            75,000      75,000

10%  convertible  note payable , unsecured and due October 2003 ; accrued and  unpaid  interest  due at  maturity;  Note  holder  has the option to convert unpaid note principal  together with accrued and unpaid  interest to the  Company's  common  stock at the  lower of  $ .50 per  share.  The
Company is in violation of the loan covenants.                               5,000       5,000


10% Note payable, unsecured, accrued and unpaid. Interest and principal
payable on demand                                                                        5,000

10 % notes payable, unsecured and due  March , 2003; accrued and unpaid interest due at maturity; Note holders have the option to convert unpaid note principal together with accrued and unpaid interest to the
Company's common stock at a rate of $ 1.00 per share. The Company is in
violation of the loan covenants.                                             -          40,000
                                                                         ----------------------

                                                                            320,000    365,000

Less: current portion                                                      (320,000)  (365,000)
                                                                         ----------------------

Total                                                                     $       -  $       -

Total interest expense at December 31, 2003 and 2002 of $138,008 and $96,920.

                              CYBERLUX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE C - STOCKHOLDER'S EQUITY

Common Stock

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

In May, 2000 the Company issued $40,000 of notes payable convertible into the Company's common stock at a price equal to $.15 per share. In July 2000, the holders of the notes payable elected to convert $40,000 of the notes, plus accrued interest, in exchange for 288,000 shares of the Company's common stock.

In November, 2000 the Company issued 640,171 shares of common stock in exchange for $ 96,026 in connection with a private placement memorandum, net of costs.

During November 2000, the Company issued 122,795 shares of its common stock in exchange for services totaling $18,419. The stock issued was valued at approximately $0.15 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In January 2001, holders of the Company's convertible notes payable elected to convert $104,817 of debt in exchange for 698,782 shares of the Company's common stock.

                              CYBERLUX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002




NOTE C - STOCKHOLDER'S EQUITY (CONTINUED)

In May, 2001, the Company granted certain officers of the Company options to purchase 350,000 shares the Company's common stock at its par value for services rendered.. The options issued were valued at $ .15 per share, or $52,500 which represents the fair value of the option issued, which did not differ materially from the value of the services received. In November, 2001, the officers elected to exercise their options to purchase the stock for $350.

In connection with the placement of the Company's Note Payable in October, 2001, the Company issued warrants to purchase 500,000 shares of the Company's common stock at par value to the holders of the Note. The warrant agreement expires October 22, 2004, and is callable upon election by the Company. The 500,000 warrants are valued at $0.15 per warrant, or $75,000, which represents the fair value of the warrants, issued and is being amortized over the life of the loan. The warrant was exercised in November 2001. Amortization expense of $ 50,000 and $12,500 was charged to operations in 2002 and 2001, respectively.

During the year ended December 31, 2001, certain warrant holders elected to convert their warrants to 636,000 shares of the Company's $0.001 par value common stock for cash of $ 14,250.

In December 2001, holders of the Company's convertible notes payable elected to convert $ 75,824 of debt in exchange for 151,648 shares of the Company's common stock.

During May 2002, the Company issued 70,000 shares of its common stock in exchange for services totaling $49,998. The stock issued was valued at approximately $.70 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

During November 2002, the Company issued 150,000 shares of its common stock in exchange for services totaling $ 37,500. The stock issued was valued at approximately $.25 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In December, 2002 the Company issued 256,000 shares of common stock in exchange for $ 64,000 for cash in connection with a private placement memorandum, net of costs. In May, 2003, the holder of a $49,030 note payable exchanged the unpaid principal together with accrued interest for 196,120 shares of the Company's common stock.

In June, 2003 , the Company issued 200,000 shares of its common stock in exchange for services totaling $ 50,000. The stock issued was valued at approximately $.25 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In September, 2003 , the Company issued 450,000 shares of its common stock in exchange for services totaling $ 90,000. The stock issued was valued at approximately $.20 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In November, 2003 , the Company issued 11,292 shares of its common stock in exchange for services totaling $ 5,645. The stock issued was valued at approximately $.50 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.


Preferred Stock

The Company has also authorized 5,000,000 shares if preferred stock, with a par value of $.001 per share.

In December, 2003, the Company issued 155 shares of its convertible preferred stock - class A, valued at $5,000 per share. This has a stated value of $5,000 per share and a conversion price of $0.10 per share and warrants to purchase an aggregate of 15,500,000 of our common stock. The Company recorded beneficial conversion discount for the year ended December 31, 2003 of $736,250.

NOTE D - STOCK OPTIONS

Class A Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2003.

                                Warrants Outstanding                       Warrants Exercisable
                                --------------------                       --------------------
                                      Weighted Average       Weighed                      Weighted
                         Number    Remaining Contractual      Average       Number         Average
     Exercise Prices  Outstanding       Life (Years)      Exercise Price  Exercisable  Exercise Price
     ---------------  -----------       ------------      --------------  -----------  --------------
              $ 0.25   7,750,000             5                $ 0.25       7,750,000      $ 0.25
                       ---------                                           ---------
                       7,750,000             5                $ 0.25       7,750,000      $ 0.25
                       =========                              ======       =========      ======

Class B Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2003.

                                Warrants Outstanding                       Warrants Exercisable
                                --------------------                       --------------------
                                      Weighted Average       Weighed                      Weighted
                         Number    Remaining Contractual      Average       Number         Average
     Exercise Prices  Outstanding       Life (Years)      Exercise Price  Exercisable  Exercise Price
     ---------------  -----------       ------------      --------------  -----------  --------------
              $ 1.05   7,750,000             3                $ 1.05       7,750,000      $ 1.05
                       ---------                                           ---------
                       7,750,000             3                $ 1.05       7,750,000      $ 1.05
                       =========                              ======       =========      ======

Transactions involving the Company's warrant issuance are summarized as follows:

                                        Number of Shares      Weighted
                                                           Average Price
                                                             Per Share

     Outstanding at December 31, 2002                   -   $        -
        Granted                                15,500,000         0.54
        Exercised                                       -            -
        Canceled or expired                             -            -
                                              -----------   ----------
     Outstanding at December 31, 2003          15,550,000   $      .54
                                              ===========   ==========

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                                Warrants Outstanding                       Warrants Exercisable
                                --------------------                       --------------------
                                      Weighted Average       Weighed                      Weighted
                         Number    Remaining Contractual      Average       Number         Average
     Exercise Prices  Outstanding       Life (Years)      Exercise Price  Exercisable  Exercise Price
     ---------------  -----------       ------------      --------------  -----------  --------------
            $ 0.2125   2,000,000             6               $0.2125       2,000,000     $0.2125
                       ---------                                           ---------
                       2,000,000             6               $0.2125       2,000,000     $0.2125
                       =========                              ======       =========      ======

Transactions involving stock options issued to employees are summarized as follows:

                                                              Weighted
                                                           Average Price
                                       Number of Shares      Per Share
                                       ----------------      ---------

     Outstanding at December 31, 2002
                                              -----------   ----------
        Granted                                 2,000,000   $   0.2125
        Exercised                                       -            -
        Canceled or expired                             -            -
                                              -----------   ----------
     Outstanding at December 31, 2003           2,000,000   $   0.2125
                                              ===========   ==========


Employee Stock Options (Continued)

The weighted-average fair value of stock options granted to employees during the period ended December 31, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                        2003             2002
                                                        ----             ----
        Significant assumptions (weighted-average):
            Risk-free interest rate at  grant date     1.02%              n/a
            Expected stock price   volatility            26%              n/a
            Expected dividend payout                       -                -
            Expected option life-years (a)                 6              n/a

If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(2,2337,606) and $(0.31) for the year ended December 31, 2003 and $(1,336,970)
and $(0.15) for the year ended December 31, 2002, respectively.

                              CYBERLUX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002




NOTE E - RELATED PARTY TRANSACTIONS

The Company entered into a sub-lease agreement with Research Econometrics, LLP, which provides the Company the ability to continue the research and development efforts of the Electrochemical Portable Power Plant and Lighting System. The agreement is on a month-to-month basis. Total rental expense for the years ending December 31, 2003 and 2002 was $8,814 and $13,185, respectively.

The Company incurred management fees to its officers totaling $504,000 and $350,504 during the years ended December 31, 2003 and December 31, 2002, respectively. Unpaid management fees aggregate $996,508 and $546,508 as of December 31, 2003 and 2002, respectively.

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes accruing interest at 12% per annum. As of December 31, 2003 and 2002, the balance due to the officers was $ 207,845 and $123,545, respectively.

NOTE F - COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. directors and officers. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

NOTE G - LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:
                                                      2003            2002

Net  loss available to Common stockholders        (1,494,556)    $(1,336,970)
Basic and diluted loss per share                       (0.20)          (0.15)
Weighted average common shares outstanding          7,652,012      6,241,585


NOTE H - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31,2003 and 2002, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $ 3,200,000, expiring in the year 2022, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31, 2003 are as follows:

        Non current:
        Net operating loss carry forward             $1,088,000
        Valuation allowance                        $(1,088,000)
                                                   ------------
        Net deferred tax asset                                -

The realization of these net operating loss carry forwards is dependent upon generating taxable income prior to the related year of expiration. The amount of carry forward that may be utilized in any future tax year may also be subject to certain limitations, including limitations as a result of certain stockholder ownership changes in which may be beyond the control of the Company

                              CYBERLUX CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002




NOTE I - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31, 2003 and 2002, the Company incurred losses from operations of $(1,494,556) and $(1,336,970), respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE J - SUBSEQUENT EVENTS

In Januray 2004, the Company issued 800,000 shares of Series B Convertble Preferred Stock, Par Value $0.001 and ranks pari passu with the Company's Series A Convertible preferred Stock and prior to all classes of the Company's Equity Securities which by their terms do not rank senior to the Company's Series B Preferred Stock . The shares were issued in lieu of accrued salaries of $723,670, payable to certain officers of the Company.

In January, 2004, the Company 395,000 share warrants to certain affiliates and officers of the company to compensate for services provided to the company. The Company also increased the number of shares in the current Stock Purchase Plan to 1,000,000 shares of the underlying common stock.

In January, 2004, the Company issued 185,000 shares of the Company's Common Stock to certain affiliates as compensation for services rendered.

In January, 2004 the Company, in consideration of a sum of $230,000, obtained a release from OneCap, a Nevada Corporation, in respect of a lawsuit filed by the latter, relating to a loan advanced by it. The release discharges the company from all present and future claims by OneCap relating to the loan.

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

ITEM 8A  CONTROLS AND PROCEDURES

As of 14, 2003, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of December 31, 2003 for purposes of preparation of this Annual Report on Form 10-KSB.
The registrants' principal executive officers and principal financial officer have concluded that there were no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003 the date of their most evaluation of such controls, and that there was no significant deficiencies or material weaknesses in the registrant's internal controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      A.    DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to each of our executive officers or directors.

NAME              AGE   POSITION                                   APPOINTED

Donald F. Evans    68   CEO & Chairman of the Board                May 19, 2000
Mark D. Schmidt    38   President, COO & Director                  May 01, 2003
John W. Ringo      59   Secretary, Corporate Counsel & Director    May 19, 2000
Alan H. Ninneman   60   Senior Vice President & Director           May 19, 2000
David D. Downing   52   Treasurer & CFO                            May 19, 2000

WORK EXPERIENCE

DONALD F. EVANS, CEO, Chairman of the Board - Mr. Evans graduated from the University of North Carolina, Chapel Hill, NC with a BS Degree in Economics. Mr. Evans represented the investment interest of Research Econometrics in Waste Reduction Products Corporation, a privately held North Carolina corporation from June of 1996 to until March of 1999. Mr. Evans served on the Board of that Company and as its representative for product sales to the U.S. Department of Defense. On March 19, 1999, Research Econometrics sold its interest in Waste Reduction Products Corporation and on April 1, 1999, he began an investigative research study on behalf of Research Econometrics into the feasibility of a long-term electrochemical interim lighting system. The resulting study identified the feasibility of white diodes as lighting elements which, when managed by solid state circuitry, would provide a reliable source (over forty-two hours from one battery pack) lighting solution to homeowners or businesses during extended power outages. The study provided the performance specifications and methods for the development of the light which led to the formation of Cyberlux Corporation in May 2000 as the business management entity for the project. Mr. Evans has served as the CEO of Cyberlux since its inception.

MARK D. SCHMIDT, President, COO & Director. Mr. Schmidt graduated Summa Cum Laude with a Bachelor of Science Degree in Engineering from North Carolina State University and earned an MBA Degree from the Fuqua School of Business at Duke University. Mr. Schmidt is a former IBM executive with over 15 years of consumer marketing, business management and venture startup experience. He is a recognized technology product marketing & sales expert who was responsible for the global market launch of the IBM Valuepoint and IBM Aptiva personal computer products as well as multiple accessories, services and home networking products. He has held positions responsible for product development, manufacturing, marketing, sales, strategic partnerships and worldwide channel development.

JOHN W. RINGO, Secretary, Corporate Counsel & Director - Mr. Ringo graduated from the University of Kentucky in Lexington, KY with a BA Degree in Journalism. Subsequently, he received a Juris Doctor Degree from the University of Kentucky College of Law. Since 1990, he has been engaged in private practice in Marietta, GA specializing in corporate and securities law. He is a former Staff Attorney with the U. S. Securities and Exchange Commission, a member of the Bar of the Supreme Court of the United States, the Kentucky Bar Association and the Georgia Bar Association. Mr. Ringo is a founder of Cyberlux and has served as Secretary and General Counsel since its inception.

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


ITEM 10.   EXECUTIVE COMPENSATION.

REMUNERATION OF DIRECTORS AND EXECUTIVE OFFICERS

Although the Company has employment agreements with Messrs. Evans, Schmidt, Ringo, Ninneman and Downing which call for compensation as listed below, no salaries have been paid during the development stage. These officers have agreed to receive accrued management fees in the form of bonus payments after revenues are available from product sales. No officer or director has received any compensation as of yet until such time as we begin generating revenues. However, the following table sets forth the annual compensation due our executives that has accrued based on the inability of the Company to meet the obligation.

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------------------
                                        ANNUAL                                           LONG TERM
                                     COMPENSATION                                      COMPENSATION
----------------------------------------------------------------------------------------------------------------------------------
 NAME AND PRINCIPAL    YEAR       SALARY ($)    OTHER ANNUAL   RESTRICTED     SECURITIES      AWARDS LTIP           PAYOUTS
      POSITION                                  COMPENSATION     STOCK        UNDERLYING        PAYOUTS            ALL OTHER
                                                  BONUS ($)                   AWARD(S)($)  OPTIONS/SARS (#)($)   COMPENSATION ($)
----------------------------------------------------------------------------------------------------------------------------------
   Donald F. Evans     2000         $28,500          $0            $0             $0               $0                  $0
----------------------------------------------------------------------------------------------------------------------------------
      Chairman         2001         $98,004          $0            $0             $0         200,000 Common
----------------------------------------------------------------------------------------------------------------------------------
         CEO           2002         $98,004          $0            $0             $0               $0
----------------------------------------------------------------------------------------------------------------------------------
                       2003        $180,000                                                  700,000 Common
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
    John W. Ringo      2000         $13,000          $0            $0             $0               $0                  $0
----------------------------------------------------------------------------------------------------------------------------------
      Secretary        2001         $69,000          $0            $0             $0         150,000 Common
----------------------------------------------------------------------------------------------------------------------------------
      Director         2002         $69,000          $0            $0             $0               $0
----------------------------------------------------------------------------------------------------------------------------------
                       2003        $102,000          $0                                      250,000 Common
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
  Alan H. Ninneman     2000         $15,000          $0            $0             $0               $0                  $0
----------------------------------------------------------------------------------------------------------------------------------
  Senior Vice Pres     2001         $78,000          $0            $0             $0         150,000 Common
----------------------------------------------------------------------------------------------------------------------------------
      Director         2002         $78,000          $0            $0             $0               $0
----------------------------------------------------------------------------------------------------------------------------------
                       2003        $102,000          $0                                      250,000 Common
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
  David D. Downing     2000           $0             $0            $0             $0               $0                  $0
----------------------------------------------------------------------------------------------------------------------------------
         CFO           2001           $0             $0            $0             $0         100,000 Common
----------------------------------------------------------------------------------------------------------------------------------
      Treasurer        2002           $0             $0            $0             $0               $0
----------------------------------------------------------------------------------------------------------------------------------
                       2003        $102,000          $0            $0             $0         250,000 Common
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
  Mark D. Schmidt *    2003        $120,000          $0            $0             $0         550,000 Common            $0
----------------------------------------------------------------------------------------------------------------------------------
   President, COO
----------------------------------------------------------------------------------------------------------------------------------
      Director
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------

FOOTNOTES TO EXECUTIVE COMPENSATION:

No officer has been paid a salary since our inception as a capital conservation measure designed to invest all available funds into the development of our products. Annual compensation began accruing in the form of management fees as of July 2000. The compensation indicated in the table is the annualized amount of salary to be paid the respective officers in accordance with their employment agreements. Salary accruals for Mr. Evans began in July 2000 at $3,000 per month through September 2000 and $6,500 per month from October to December 2000. Salary accruals for Messrs. Ninneman and Ringo began in September 2000 at $3,000 each for September and October 2000, followed by $4,500 in November and December for Mr. Ninneman and $3,500 in November and December for Mr. Ringo. From 2001 forward, salaries have accrued in accordance with the annualized salaries outlined in the table. Pursuant to their employment agreements, Messrs. Evans, Ninneman and Ringo are to receive monthly salaries of $8,167, $6,500, and $5,750 respectively. The salary accruals are non-interest bearing obligations of the Company that are to be retired from revenues when product sales begin.

Salary accruals in the form of management fees for Messrs. Evans, Ninneman and Ringo for the year 2000 were $28,500, $15,000 and $13,000 respectively. Salary accruals for Messrs. Evans, Ninneman and Ringo for the year 2001 were $98,004, 78,000 and 69,000 respectively. In November 2001, Messrs. Evans, Ninneman and Ringo were paid $5,000 each. Salary accruals for Messrs. Evans, Ninneman and Ringo for the years 2001 and 2002 were $98,004, $78,000 and 69,000 respectively.

On January 1, 2003, the employment agreements of Messrs. Evans, Ninneman and Ringo were amended to increase their annual salaries to $180,000, $102,000 and $102,000, respectively. On that same date, David D. Downing entered in to an employment agreement in which he will be paid an annual salary of $102,000.

*On May 1, 2003, Mark D. Schmidt entered into an employment agreement in which he will be paid an annual salary of $180,000.

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

                 1 STOCK OPTION GRANTS IN THE PAST FISCAL YEAR

STOCK OPTION PLAN

The Company has created an Employee Stock Option Plan for incentive/retention of current key employees and as an inducement to employment of new employees. The 2003 plan, which sets aside 2,000,000 shares of common stock for purchase by employees, was made effective by the Board of Directors. Cyberlux will not issue options or warrants to any employee or affiliate with an exercise price of less than 85% of the fair market value of the Common Stock on the date of the grant.

Option/SAR Grants in Last Fiscal Year - Individual Grants

-------------------------------------------------------------------------------
                  NUMBER OF       % OF TOTAL
                  SECURITIES      OPTIONS/SARS
                  UNDERLYING      GRANTED TO
                  OPTIONS/SARS    EMPLOYEES IN    EXERCISE OR BASE  EXPIRATION
NAME              GRANTED (#)     FISCAL YEAR     ($/SH)            DATE
-------------------------------------------------------------------------------
Donald F. Evans          100,000           %16.7       $0.001/Sh      2011
-------------------------------------------------------------------------------
John W. Ringo            100,000           %16.7       $0.001/Sh      2011
-------------------------------------------------------------------------------
Alan H. Ninneman         100,000           %16.7       $0.001/Sh      2011
-------------------------------------------------------------------------------
David D. Downing          50,000            %8.3       $0.001/Sh      2011
-------------------------------------------------------------------------------

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

--------------------------------------------------------------------------------------------------------
                 SHARES                        NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                 ACQUIRED                      UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS/SARS
                 ON EXERCISE  VALUE            OPTIONS/SARS AT FY-END        AT FY-END ($)
NAME             (#)          REALIZED ($)     (#)EXERCISABLE/UNEXERCISABLE  EXERCISABLE/UNEXERCISABLE
--------------------------------------------------------------------------------------------------------
Donald F. Evans    100,000    $14,900                            100,000                        $14,900
--------------------------------------------------------------------------------------------------------
John W. Ringo       50,000     $7,450                             50,000                         $7,450
--------------------------------------------------------------------------------------------------------
Alan H. Ninneman    50,000     $7,450                             50,000                         $7,450
--------------------------------------------------------------------------------------------------------
David D. Downing    50,000     $7,450                             50,000                         $7,450
--------------------------------------------------------------------------------------------------------

On January 3, 2003, our Board approved a 2003 Incentive Stock Option Plan which will provide 2,000,000 shares of common stock to underwrite options and declared the current eligible participants as follows:

                -----------------------------------------
                Donald F. Evans           700,000 shares
                -----------------------------------------
                David D. Downing          250,000 shares
                -----------------------------------------
                John W. Ringo             250,000 shares
                -----------------------------------------
                Alan H. Ninneman          250,000 shares
                -----------------------------------------
                Mark D. Schmidt           550,000 shares
                -----------------------------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                                 Options Outstanding                        Options Exercisable
                                --------------------                       --------------------
                                      Weighted Average       Weighed                      Weighted
                         Number    Remaining Contractual      Average       Number         Average
     Exercise Prices  Outstanding       Life (Years)      Exercise Price  Exercisable  Exercise Price
     ---------------  -----------       ------------      --------------  -----------  --------------
            $ 0.2125   2,000,000             6               $0.2125       2,000,000     $0.2125
                       ---------                                           ---------
                       2,000,000             6               $0.2125       2,000,000     $0.2125
                       =========                              ======       =========      ======

Transactions involving stock options issued to employees are summarized as follows:

                                                              Weighted
                                                           Average Price
                                       Number of Shares      Per Share
                                         ----------------   ----------

     Outstanding at December 31, 2002
        Granted                                 2,000,000   $   0.2125
        Exercised                                       -            -
        Canceled or expired                             -            -
                                              -----------   ----------
     Outstanding at December 31, 2003           2,000,000   $   0.2125
                                              ===========   ==========


Employee Stock Options (Continued)

The weighted-average fair value of stock options granted to employees during the period Ended December 31, 2003 and 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                      2003         2002

Significant assumptions (weighted-average):
    Risk-free interest rate at grant date            1.02%          n/a
    Expected stock price volatility                    26%          n/a
    Expected dividend payout                             -            -
    Expected option life-years (a)                       6          n/a
         (a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(1,324,995) and $(0.19) for the period ended September 30, 2003 and $(446,766)and $(0.07) for the period ended September 30, 2002, respectively.

On September 2, 2003, our Board approved a 2004 Incentive Stock Option Plan which will provide 2,000,000 shares to underwrite options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

A.    SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth as of December 31,2003 certain information regarding the beneficial ownership of our common stock by:

(1)Each person who is known us to be the beneficial owner of more than 5% of the common stock,
(2)Each of our director and executive officers and
(3) All of our directors and executive officers as a group.

Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse. No change in control is currently being contemplated.

     NAME AND ADDRESS OF        SHARES BENEFICIALLY    PERCENTAGE OF SHARES
     BENEFICIAL OWNER           OWNED                  OUTSTANDING
     -----------------------------------------------------------------------
     Donald F. Evans
     Fifty Orange Road
     Pinehurst, NC 28374             1,455,000              18.1%
     -----------------------------------------------------------------------
     David D. Downing
     100 Country Meadow Drive          500,000               6.2%
     Marietta, OH 45750
     -----------------------------------------------------------------------
     Alan H. Ninneman
     204 Chaparral Loop, SE            650,000               8.1%
     Rio Rancho, NM 87124
     -----------------------------------------------------------------------
     John W. Ringo
     241 Lamplighter Lane              450,000               5.6%
     Marietta, GA 30067
     -----------------------------------------------------------------------
     Mark D. Schmidt
     60 Kimberly Drive                 200,000               2.5%
     Durham, NC 27707
     -----------------------------------------------------------------------
     Total ownership by our          3,255,000              40.5%
     officers
     -----------------------------------------------------------------------

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

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company entered into a sub-lease agreement with Research Econometrics, LLP, which provides the Company the ability to continue the research and development efforts of the Electrochemical Portable Power Plant and, Lighting System. The agreement is on a month-to-month basis. Total rental expense for the for the year ended December 31, 2003 and 2002 was $8,814 and $13,185 respectively.

The Company incurred management fees to its officers totaling $599,935 and $350,504 during the years ended December 31, 2003 and December 31, 2002, respectively. Unpaid management fees aggregate $272,838 and $546,508 as of December 31, 2003 and December 31, 2002, respectively.

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes accruing interest at 12% per annum. As of December 31, 2003 and 2002, the balance due to the officers was $137,845 and $123,545, respectively.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS

EXHIBIT NO.       DESCRIPTION


3.a         [1]   Articles of Incorporation of Cyberlux Corporation
                  filed May 17, 2000

3.1a        [2]   Certificate of Amendment of Articles of Incorporation
                  filed April 3, 2003

3.1b        [1]   Bylaws of Cyberlux Corporation

3.1c        [4]   Certificate of Designation of the Relative Rights and
                  Preferences of the Series A Convertible Preferred Stock of the
                  Registrant, dated as of December 30, 2003


10.a        [1]   SCCS Proprietary Product Manufacturing Agreement

10.b        [1]   Donald F. Evans Employment Agreement

10.c        [1]   Alan H. Ninneman Employment Agreement

10.d        [1]   John W. Ringo Employment Agreement

10.1        [2]   Donald F. Evans Amended Employment Agreement

10.2        [2]   Alan H. Ninneman Amended Employment Agreement

10.3        [2]   John W. Ringo Amended Employment Agreement

10.4        [2]   David D. Downing Employment Agreement

10.f        [1]   Robrady Agreement

10.h        [1]   ICT, Inc. Agreement

10.i        [1]   Research Econometrics Agreement

10.10       [3]   Mark D. Schmidt Employment Agreement

10.1        [4]   Series A Convertible  Preferred Stock Purchase  Agreement,
                  dated as of December 31, 2003, by the and among the Registrant and the purchasers set forth therein.

10.2        [4]   Registration  Rights  Agreement,  dated as of December 31,
                  2003, by and among the Registrant and the purchasers named therein

10.3        [4]   Form of Series A Warrant to purchase shares of Common Stock of the Registrant issued on December 31, 2003 in connection with the sale of the Series A Convertible Preferred Stock.

10.4        [4]   Form of Series B Warrant to purchase shares of Common Stock of the Registrant issued on December 31, 2003 in connection with the sale of the Series A Convertible Preferred Stock.

10.5        [4]   Lock-Up  Agreement  dated  as of  December  31,  2003  by  and among  the Registrant and certain stockholders named  therein.

99.1        [4]   Press Release dated January 8, 2004.

23.1              Consent of Russell Bedford Stefanou Mirchandani, LLP


-------------
[1] Incorporated by reference to our Registration Statement filed on Form 10-SB filed December 2001

[2] Incorporated by reference to our Registration Statement filed on Form SB-2 filed April 30, 2003

[3] Incorporated by reference to our Form 10-QSB for the period ended June 30, 2003

[4]   Incorporated by reference to our Form 8-K filed on January 8, 2004

(b) Reports on Form 8-K

On January 8, 2004, we announced the completion of a $775,000 equity financing transaction as of December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      1. Audit Fees - The aggregate fees billed for services rendered by Russell Bedford Stefanou Mirchandani LLP for the audit of our financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2003 and December 31, 2002, were $ 31,439 and $ 35,025, respectively.

      2. Audit Related Fees - There were no other audit related fees billed by Russell Bedford Stefanou Mirchandani LLP for the years ended December 31, 2003 and December 31, 2002.

      3. Tax Fees - There we no tax fees billed by Russell Bedford Stefanou Mirchandani LLP for the years ended December 31, 2003 and December 31, 2002.

      4. All other fees - There were no other fees billed by Russell Bedford Stefanou Mirchandani LLP for the years ended December 31, 2003 and December 31, 2002.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERLUX CORPORATION

By /s/ Donald F. Evans
-------------------------
Donald F. Evans, CEO & Chairman of the Board


Date  April  14, 2004
      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Donald F. Evans
  -------------------------------------------------
Donald F.  Evans, CEO & Chairman of the Board

Date  April  14,  2004
     -----------------

By /s/ Mark D. Schmidt
  -------------------------------------------------
Mark D. Schmidt, President, COO & Director

Date    April  14 2004

By /s/ John W. Ringo
  -------------------------------------------------
John W. Ringo, Secretary & Director

Date April 14, 2004

By /s/ Alan H. Ninneman,
  -------------------------------------------------
Alan H. Ninneman, Senior Vice President & Director

Date    April 14, 2004

By /s/ David D. Downing
  -----------------------
David D. Downing, Treasurer & CFO

Date   April 14, 2004