Form 10KSB/A
period 2003-12-31
CYBERLUX CORP
filed 2004-05-03
CIK 1138169

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

NOTE J - SUBSEQUENT EVENTS

In January 2004, the Company committed to issue 800,000 shares of Series B Convertble Preferred Stock, Par Value $0.001 and ranks pari passu with the Company's Series A Convertible preferred Stock and prior to all classes of the Company's Equity Securities which by their terms do not rank senior to the Company's Series B Preferred Stock. The shares were issued in lieu of accrued salaries of $723,670, payable to certain officers of the Company.

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