Form 10QSB
period 2004-03-31
CYBERLUX CORP
filed 2004-05-21
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

                       For the Period Ended March 31, 2004

                        Commission file number 000-33415


                              CYBERLUX CORPORATION
                 (Name of Small Business Issuer in Its Charter)

              Nevada                              91-2048178
     (State of Incorporation)          (IRS Employer Identification No.)

                              4625 Creekstone Drive
                                    Suite 100
                             Research Triangle Park
                                Durham, NC 27703

                    (Address of Principal Executive Offices)

                                 (919) 474-9000

                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  [x]   No [ ]

As of March 31, 2004, the Company had 11,944,905 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

           Yes  [ ]   No [X]

                              CYBERLUX CORPORATION

                                Table of Contents



   PART I. FINANCIAL INFORMATION

   ITEM  1. FINANCIAL STATEMENTS................................................
      Condensed Balance Sheets.................................................3
      Condensed Statement of Losses............................................3
      Condensed Statements of Cash Flows.......................................3
      Condensed Statement of Deficiency in Stockholders'
        Equity.................................................................3
   Notes to  Condensed Financial Statements.................................3-10

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS...............................3
      General Overview.........................................................3
      Results of Operations....................................................4
      Revenues.................................................................5
      Costs and Expenses.......................................................5
      Liquidity and Capital Resources..........................................5
      Product Research and Development.........................................5
      Acquisition of Plant and Equipment and Other Assets......................7
      Number of Employees......................................................7
      Trends, Risks and Uncertainties..........................................7
      Cautionary Factors that May Affect Future Results........................8

   ITEM 3. CONTROLS AND PROCEDURES.............................................8
      Evaluation of Disclosure controls and Procedures.........................8
      Changes in internal controls.............................................8

   PART II - OTHER INFORMATION.................................................9
      Item 1. Legal Proceedings................................................9
      Item 2. Changes in Securities and Use of Proceeds........................9
      Item 3. Defaults Upon Senior Securities.................................10
      Item 4. Submission of Matters to a Vote of Security Holders.............10
      Item 5. Other Information...............................................10
      Item 6. Exhibits and Reports on From 8-K................................10
      INDEX TO EXHIBITS.......................................................11
      SIGNATURES..............................................................11
      CERTIFICATIONS..........................................................12
      CERTIFICATIONS..........................................................13
      EXHIBIT 99.1............................................................14
      EXHIBIT 99.2............................................................15

Item 1. Financial Information

                              CYBERLUX CORPORATION
                         INDEX TO FINANCIAL INFORMATION

                                                                                                                      PAGE NO

Condensed Balance Sheets at March 31, 2004 and December 31, 2003                                                        F-3

Condensed  Statement  of Losses for the three  months  ended of March 31, 2004 and 2003 and the period from May
17, 2000 ( date of inception ) through March 31, 2004                                                                   F-4

Condensed  Statement of (Deficiency) in Stockholders'  Equity for the Period May 17, 2000 (Date of Inception)
through March 31, 2004                                                                                              F-5 to F-7

Condensed  Statement  of Cash flows for the three months ended March 31, 2004 and March 31, 2003 and the period
from May 17, 2000 ( date of inception ) through March 31, 2004                                                      F-8 to F-9

Notes to  Unaudited Condensed Financial  statements                                                                F-10 to F-14

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     Unaudited         Audited
                                                                  March 31 ,2004   December 31 ,2003
                                                                    -----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents                                         $    19,233       $    16,247
  Accounts receivable                                                     9,816                --
            Total current assets                                         29,049            16,247

Property, plant and equipment, net of accumulated depreciation of
$ 62,941 and $ 44,649 respectively                                       55,727            68,845
                                                                    -----------       -----------


Other assets- deposits                                                       --           236,000
                                                                    -----------       -----------

Total Assets                                                        $    84,776       $   321,092
                                                                    ===========       ===========

LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY
Current liabilities:
  Accued interest                                                   $    51,716       $   104,976
  Other accrued liabilities                                             207,206           296,388
  Management fees payable - related party                               311,838           996,508
  Advance deposits                                                       32,403                --
  Short term notes payable - shareholders                               122,845           207,845
  Short term notes payable                                              120,000           320,000
                                                                    -----------       -----------
          Total current liabilities                                     846,008         1,925,717
                                                                    -----------       -----------

Long Term liabilities - warrants payable - convertible preferred        347,610           347,610

(Deficiency) in Stockholders' Equity:
Convertible preferred stock                                             800,001                 1
Common stock                                                             11,945             8,049
Additional paid-in capital                                            2,820,756         2,337,736
Subscription receivable                                                      --          (276,186)

Deficit accumulated during development stage                         (4,741,544)       (4,021,835)
                                                                    -----------       -----------

(Deficiency) in stockholders' equity                                 (1,108,842)       (1,952,235)
                                                                    -----------       -----------
    Total liabilities and (Deficiency) in Stockholders' Equity      $    84,776       $   321,092


    See accompanying notes to the unaudited condensed financial information.
                                       F-3

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                          For the Period May 17, 2000
                                                          For the Three Months Ended      (date of inception) Through
                                                       March 31, 2004     March 31, 2003         March 31, 2004
                                                       --------------     --------------  ---------------------------
Revenue                                                 $     9,968         $        --           $    83,354
Cost of goods sold                                            8,395                  --               167,224
                                                        -----------         -----------           -----------
Gross profit (loss)                                           1,573                  --               (83,870)
                                                        -----------         -----------           -----------

Operating Expenses
   Depreciation and amortization                             18,291               5,125               344,189
   General and administrative expenses                      268,798             203,933             2,861,370
                                                        -----------         -----------           -----------
Total Operating Expenses                                    287,089             209,058             3,205,559
                                                        -----------         -----------           -----------

(Loss) from Operations                                     (285,516)           (209,058)           (3,289,429)

Other Income (expense)                                       15,000                  --                15,000
Interest Income                                             (49,193)                 --              (330,866)
Interest Expense                                                 --             (20,917)                   --

Income Taxes                                                     --                  --                    --
                                                        -----------         -----------           -----------

Net Loss Before Preferred Dividend                         (319,709)           (229,975)           (3,605,295)

   Preferred  dividend -  beneficial  conversion
   discount on convertible preferred
                                                            400,000                  --             1,136,250

Net Loss                                                $  (719,709)        $  (229,975)          $(4,741,545)
                                                        ===========         ===========           ===========

   Weighted  average  number  of  common  shares
   outstanding - basic and fully diluted                 11,907,762           6,736,322                    n/a
   Net (loss) per share - basic & fully diluted              $(0.06)             $(0.03)                   n/a



    See accompanying notes to the unaudited condensed financial information.
                                       F-4

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY FOR THE
         PERIOD MAY 17, 2000 (DATE OF INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDITED)

                                                                                                        STOCK
                                     COMMON STOCK           PREFERRED STOCK          ADDITIONAL      SUBSCRIPTION
                                                                                                      RECEIVABLE
                                                                                       PAID IN
                                  SHARES      AMOUNT     SHARES         AMOUNT         CAPITAL




Common  shares issued in May,
2000 to  founders in exchange
for cash at $0.01 per share      1,640,000      $1,640           -            -               $560               -


Common  shares issued in May,
2000    in    exchange    for
research   and    development
services  valued at $.09 pers
share                              750,000         750           -             -            68,003              -



Common  shares issued in May,
2000    in    exchange    for
services  valued  @ $.05  per
share                              875,000         875            -            -            35,710               -


Common   shares   issued   in
July,  2000 in  exchange  for
convertible  debt at $.15 per
share                              288,000         288            -            -            39,712               -


Capital     contributed    by
principal shareholders                   -          -             -            -            16,000               -

Common   shares   issued   in
November  , 2000 in for  cash
in  connection  with  private
placement $.15 per share           640,171         640            -            -            95,386               -

Common   shares   issued   in
November  , 2000 in  exchange
for  services   valued  @$.15
per    share    issued    for
consulting services                122,795         123            -            -            18,296               -

                                                                                                 -               -
Net loss                                 -           -            -            -                 -               -
                                 ---------    --------     --------     --------          --------        --------

BALANCE, DECEMBER 31, 2000       4,315,966       4,316            -            -           273,667               -

Common   shares   issued   in
January  , 2000  in  exchange
for   convertible   debt   at
$.15 per share                     698,782        699             -            -           104,118               -

Stock options  issued in May,
2001   valued   @  $.15   per
option   in   exchange    for
services                                 -           -            -            -            52,500               -

Warrant  issued  in May 2001,
valued  at $015  per  warrant
in exhange for  placement  of
debt                                     -           -            -            -            75,000               -

Common   shares   issued   in
September  2001 in  excercise
for   warrant   at  $.15  per
share                                3,000           3            -            -               447               -

Common   shares   issued   in
September  2001  for  cash in
connection  with excercise of
warrant at $.10 per share          133,000         133            -            -            13,167               -

Common   shares   issued   in
November  2001  for  cash  in
connection  with excercise of
warrant at $.0001 per share        500,000         500            -            -                 -               -

Common  shares  issued in Nov
,  01  in  on   excercise  of
options at $.0001 per share        350,000         350            -            -                 -               -


                               DEFECIENCY        TOTAL IN
                             ACCUMALATED      SHAREHOLDERS
                                                 EQUITY
                                DURING
                             DEVELOPMENT

                                STAGE
                                 2004

Common  shares issued in May,
2000 to  founders in exchange
for cash at $0.01 per share              -            $2,200


Common  shares issued in May,
2000    in    exchange    for
research   and    development
services  valued at $.09 pers
share                                    -            68,753



Common  shares issued in May,
2000    in    exchange    for
services  valued  @ $.05  per
share                                    -            36,585


Common   shares   issued   in
July,  2000 in  exchange  for
convertible  debt at $.15 per
share                                    -            40,000


Capital     contributed    by
principal shareholders                   -            16,000

Common   shares   issued   in
November  , 2000 in for  cash
in  connection  with  private
placement $.15 per share                  -           96,026

Common   shares   issued   in
November  , 2000 in  exchange
for  services   valued  @$.15
per    share    issued    for
consulting services                      -            18,419


Net loss                          (454,651)         (454,651)
                                  --------          --------

BALANCE, DECEMBER 31, 2000        (454,651)         (176,668)

Common   shares   issued   in
January  , 2000  in  exchange
for   convertible   debt   at
$.15 per share                          -            104,817

Stock options  issued in May,
2001   valued   @  $.15   per
option   in   exchange    for
services                                 -            52,500

Warrant  issued  in May 2001,
valued  at $015  per  warrant
in exhange for  placement  of
debt                                     -            75,000

Common   shares   issued   in
September  2001 in  excercise
for   warrant   at  $.15  per
share                                    -               450

Common   shares   issued   in
September  2001  for  cash in
connection  with excercise of
warrant at $.10 per share                -            13,300

Common   shares   issued   in
November  2001  for  cash  in
connection  with excercise of
warrant at $.0001 per share              -               500

Common  shares  issued in Nov
,  01  in  on   excercise  of
options at $.0001 per share              -               350

    See accompanying notes to the unaudited condensed financial information.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY FOR THE
         PERIOD MAY 17, 2000 (DATE OF INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDITED)

                                                                                                        STOCK
                                     COMMON STOCK           PREFERRED STOCK         ADDITIONAL      SUBSCRIPTION
                                                                                                        RECEIVABLE
                                                                                      PAID IN
                                 SHARES      AMOUNT    SHARES          AMOUNT         CAPITAL

Common   shares   issued   in
December,  2001  in  exchange
for   convertible   debt   at
$.50 per share                     133,961         134            -            -            66,847               -

Common   shares   issued   in
December,  2001  in  exchange
for  debt at $.50 per share         17,687          17            -            -             8,825

Net loss                                 -           -            -            -                 -               -
                                 ---------   ---------    ---------    ---------         ---------       ---------

BALANCE AT DECEMBER 31, 2001     6,152,396       6,152            -            -           594,571               -

Common  shares issued in May,
2002    in    exchange    for
services  valued  at $.70 per
share                               70,000          70            -            -            49,928               -

Common   shares   issued   in
November,  2002  in  exchange
for  services  valued at $.25
per share                          150,000         150            -            -            37,350               -

Common   shares   issued   in
December,   2002  as   rights
offerings at $0.25 per share       256,000         256            -            -            63,744               -

Subscription  receivable  for
10,000 shares issued                     -           -            -            -                 -         (2,500)
                                                                                                 -               -
Net loss                      -                      -            -            -
                                 ---------   ---------    ---------    ---------         ---------       ---------

BALANCE AT DECEMBER 31, 2002     6,628,396       6,628            -            -           745,593         (2,500)

Common   shares   issued   in
March ,  2003  in  connection
with  excercise of options at
$.0001 per share                   250,000         250            -            -                 -               -

Funds   received   for  stock
subscription                             -           -            -            -                 -           2,500

Common   shares   issued   to
Cornell  Capital  Partners in
March   2003  in   connection
with Loan  Commitment  valued
at $0.75 per share                 300,000         300            -            -           224,700               -

Common   shares   issued   in
March , 2003 in exchange  for
services  valued at $0.75 per
share                               13,333          14            -            -             9,987               -

                                     DEFECIENCY     TOTAL IN
                                    ACCUMALATED     SHAREHOLDERS
                                                    EQUITY
                                     DURING
                                   DEVELOPMENT
                                      STAGE
Common   shares   issued   in
December,  2001  in  exchange
for   convertible   debt   at
$.50 per share                                 -            66,981

Common   shares   issued   in
December,  2001  in  exchange
for  debt at $.50 per share                                  8,842

Net loss                                (636,274)         (636,274)
                                       ---------         ---------

BALANCE AT DECEMBER 31, 2001          (1,090,925)        $(490,202)

Common  shares issued in May,
2002    in    exchange    for
services  valued  at $.70 per
share                                           -           49,998

Common   shares   issued   in
November,  2002  in  exchange
for  services  valued at $.25
per share                                       -           37,500

Common   shares   issued   in
December,   2002  as   rights
offerings at $0.25 per share                    -           64,000

Subscription  receivable  for
10,000 shares issued                            -           (2,500)

Net loss                      -         (700,104)         (700,104)
                                       ---------         ---------

BALANCE AT DECEMBER 31, 2002          (1,791,029)       (1,041,308)

Common   shares   issued   in
March ,  2003  in  connection
with  excercise of options at
$.0001 per share                               -               250

Funds   received   for  stock
subscription                                    -            2,500

Common   shares   issued   to
Cornell  Capital  Partners in
March   2003  in   connection
with Loan  Commitment  valued
at $0.75 per share                              -          225,000

Common   shares   issued   in
March , 2003 in exchange  for
services  valued at $0.75 per
share                                           -           10,001

    See accompanying notes to the unaudited condensed financial information.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY FOR THE
         PERIOD MAY 17, 2000 (DATE OF INCEPTION) THROUGH MARCH 31, 2004

                                   COMMON STOCK           PREFERED STOCK        ADDITIONAL         STOCK
                                                                                                SUBSCRIPTION

                                 SHARES      AMOUNT      SHARES     AMOUNT    PAID IN CAPITAL     RECEIVABLE

Robrady   Design  Note  was
converted    into   196,120
shares  @.25   per share
                                 196,120         196          -           -           48,833                -
Common   Shares  issued  to
Mark  Schmidt for  services
in June 2003.  The  200,000
shares  wer issued at $0.25
per share                        200,000         200          -           -           49,800                -

Common   shares  issued  to
Capital  Funding  Solutions
September   2003,   450,000
shares   were   issued   at
$0.20  per  share.   Shares
secure  a  sales  factoring
agreement
                                 450,000         450                      -           89,550                -
                                                     -
Common   shares  issued  in
November      2003      for
consulting  services valued
at $0.50 per share
                                  11,292          11          -           -            5,634                -
Convertible       Preferred
Shares  issued in  December
2003  valued at $5,000  per
share, Class A                         -           -        155           1          774,999         (276,186)

Warrants   on   convertible
preferred shares                       -           -           -          -         (347,610)               -

Beneficial        converion
discount   on   convertible
preferred shares                       -           -           -          -          736,250                -

Net (Loss)                             -           -           -          -                -                -
                               ---------   ---------   ---------  ---------        ---------        ---------

BALANCE  AT  DECEMBER   31,
2003                           8,049,141       8,049        155           1        2,337,736         (276,186)

Issuance   of   convertible
preferred  shares  Class  B
in    January    2004   for
accrued  management fees at
$1 per share                           -           -    800,000     800,000                -                -

Proceeds               from
subscriptions Receivable               -           -          -           -                -          276,186

Common   Shares  issued  in
January,  2004 in  exchange
for  services  at $0.10 per
share                            260,000         260           -          -           25,740                -

Common   Shares  issued  in
January  2004 in  ex-change
for   services   at  $0.001
per share                        225,000         225           -          -                -                -

Common   Shares  issued  in
January  2004 in  ex-change
for   services   valued  at
$0.01 per share                2,100,000       2,100           -          -           18,900                -

                                     DEFICIENCY            TOTAL IN
                                     ACCUMULATED         SHAREHOLDERS
                                                            EQUITY
                                  DURING DEVELOPEMENT
                                    STAGE - 2004
Robrady   Design  Note  was
converted    into   196,120
shares  @.25   per share
                                                   -            49,029
Common   Shares  issued  to
Mark  Schmidt for  services
in June 2003.  The  200,000
shares  wer issued at $0.25
per share                                          -            50,000

Common   shares  issued  to
Capital  Funding  Solutions
September   2003,   450,000
shares   were   issued   at
$0.20  per  share.   Shares
secure  a  sales  factoring
agreement
                                                   -            90,000

Common   shares  issued  in
November      2003      for
consulting  services valued
at $0.50 per share
                                                   -             5,645
Convertible       Preferred
Shares  issued in  December
2003  valued at $5,000  per
share, Class A                                     -           498,814

Warrants   on   convertible
preferred shares                                   -          (347,610)

Beneficial        converion
discount   on   convertible
preferred shares                                   -           736,250

Net (Loss)                                (2,230,806)       (2,230,806)
                                          ----------       -----------

BALANCE  AT  DECEMBER   31,
2003                                      (4,021,835)       (1,952,235)

Issuance   of   convertible
preferred  shares  Class  B
in    January    2004   for
accrued  management fees at
$1 per share                                       -           800,000

Proceeds               from
subscriptions Receivable                           -           276,186

Common   Shares  issued  in
January,  2004 in  exchange
for  services  at $0.10 per
share                                              -            26,000

Common   Shares  issued  in
January  2004 in  ex-change
for   services   at  $0.001
per share                                          -               225

Common   Shares  issued  in
January  2004 in  ex-change
for   services   valued  at
$0.01 per share                                    -            21,000


    See accompanying notes to the unaudited condensed financial information.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY FOR THE
         PERIOD MAY 17, 2000 (DATE OF INCEPTION) THROUGH MARCH 31, 2004
        COMMON STOCK PREFERED STOCK ADDITIONAL STOCK DEFICIENCY TOTAL IN

                                                                                                        SUBSCRIPTION
                                          SHARES        AMOUNT     SHARES    AMOUNT   PAID IN CAPITAL    RECEIVABLE



Shares  issued  for note  payable  at
$0.25  in January 2004                       110,764          111          -         -           27,580            -

Shares    issued    for    consulting
services at $0.01 per share                1,200,000        1,200          -         -           10,800            -

Beneficial    conversion    discount-
preferred    stock    dividend   with
respect  to   convertible   preferred
shares                                             -            -          -         -          400,000            -

Net loss                                           -            -          -         -                -            -

BALANCE AT MARCH 31, 2004                 11,944,905     $ 11,945    800,155  $800,001       $2,820,756         $  -


                                            ACCUMILATED
                                               DURING       SHAREHOLDERS
                                            DEVELOPEMENT
                                            STAGE - 2004       EQUTIY

Shares  issued  for note  payable  at
$0.25  in January 2004                                 -          27,691

Shares    issued    for    consulting
services at $0.01 per share                            -          12,000

Beneficial    conversion    discount-
preferred    stock    dividend   with
respect  to   convertible   preferred
shares                                                 -         400,000

Net loss                                        (719,709)        (719,709)

BALANCE AT MARCH 31, 2004                    $(4,741,544)    $ (1,108,842)



    See accompanying notes to the unaudited condensed financial information.

                                                          For the Three Months Ended      For the Period May 17,
                                                                                          2000 (date of inception)
                                                                                          Through March 31, 2004
                                                               2004          2003
                                                               ----          ----
CASH FLOW FROM OPERATING ACTIVITIES:
Net (loss)                                                $  (719,709)   $  (229,971)            $(4,741,544)
Depreciation and amortization                                  18,291          5,124                 344,190
Strock options issued for consulting services                      --         10,000                 107,504
Shares issued for previosuly incurred debt                     27,692             --                  76,721
Loan extension write off                                           --             --                  25,000
Preferred  shares  issued  for  conversion  of  accrued
management fees                                               723,670             --                 723,670
Beneficial conversion  discount -- preferred stock
dividend                                                      400,000             --               1,136,250
Preferred shares issued for previously incurred debt           76,330             --                  76,330
Accrued expenses relating to escrow deposits                       --             --                  23,813
Shares issued for consulting services                          47,225             --                 220,375
Shares issued for research and development                         --             --                  68,753
Shares issued for factoring agreement                              --             --                  90,000
Increase  in accounts receivable                               (9,816)            --                  (9,816)
Decrease in deposits                                          236,000             --                      --
Increase (decrease)  in accrued interest                      (53,260)         5,638                  51,716
(Decrease) increase in mfee payable--
related party                                                (684,670)       121,500                 311,838
Increase in other accrued liabilities                         (89,182)        46,962                 207,206
Net cash used in  operating activities                        (27,429)       (40,747)             (1,287,994)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets                                       (5,174)            --                (118,668)
Net cash provided (used in) investing activities               (5,174)            --                (118,668)
CASH FLOWS FROM FINANCING ACTIVITIES:


Net (payments for) short-term notes payable                  (200,000)            --                 267,455
(Payments  for)proceeds from short-term notes payable -
shareholders - net                                            (85,000)        29,500                 122,845
Proceeds from advance deposits                                 32,403             --                  32,403
Proceeds from issuance of preferred stock                          --             --                 475,000

Proceeds from issuance of common stock                        288,186          2,750                 528,192
NET CASH PROVIDED BY FINANCING ACTIVITIES                      35,589         32,250               1,425,895
Net increase in cash                                            2,986         (8,497)                 19,233
Cash - beginning                                               16,247         26,086                      --
Cash - ending                                             $    19,233    $    17,589             $    19,233
Supplemental disclosures:
Cash paid for Interest expenses                           $    66,314    $     9,427             $   117,214
Cash paid for income taxes                                         --             --                      --


    See accompanying notes to the unaudited condensed financial information.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

Non Cash investing and financing activities:

Shares issued for research and development and consulting                      47,225      10,000     153,478


Shares issued for conversion of debt                                           27,692          --     338,384

Warrants issued in connection with financing                                       --          --      75,000


Warrants issued detachable with convertible preferred shares                       --          --     347,610

Beneficial conversion discount on convertible preferred shares                400,000          --   1,136,250

Options issued in connection with services                                         --          --      52,500

Shares issued in connection with services                                          --          --     204,083

Shares issued in connection with factoring                                         --          --      90,000

Shares issued in connection with loan                                              --          --     225,000

Convertible preferred shares issued for note payable and accrued interest      76,330          --      76,330

Convertible preferred shares issued for accrued management fees               723,670          --     723,670


See accompanying notes to the unaudited condensed financial information

                          CYBERLUX CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION

Cyberlux Corporation (the "Company") is in the development stage and its effort have been principally devoted to seeking profitable business opportunities. To date the Company has incurred expenses and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through March 31 2004, the Company has accumulated losses of $4,741,544.

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

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note D):

                                                                     For the three months ended
                                                                              March 31,
                                                                         2004          2003

Net loss - as reported                                                 $(719,709)   $(229,975)

Add: Total stock based employee
compensation expense as reported
under intrinsic value method
(APB. No. 25)                                                                 --           --
Deduct: Total stock based employee
compensation expense as reported
under fair value based method (SFAS No 123)                                   --           --
Net loss - Pro Forma                                                   $(719,709)   $(229,975)
Net loss attributable to common
stockholders - Pro forma                                               $(719,709)   $(229,975)
Basic (and assuming dilution) loss
per share - as reported                                                $    (.06)   $    (.03)

Basic (and assuming dilution) loss per share - proforma
                                                                       $    (.06)   $    (.03)


RECENT ACCOUNTING PRONOUNCEMENTS

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

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE B - COMMON STOCK

In January, 2004 , the Company issued 260,000 shares of its common stock in exchange for services totaling $26,000. The stock issued was valued at approximately $.10 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In January, 2004 , the Company issued 225,000 shares of its common stock in exchange for services totaling $225. The stock issued was valued at approximately $.001 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In January, 2004 , the Company issued 2,100,000 shares of its common stock in exchange for services totaling $21,000. The stock issued was valued at approximately $.01 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In January, 2004, the holder of a $27,691 note payable exchanged the unpaid principal together with accrued interest for 110,764 shares at $0.25 per share of the Company's common stock.

In January, 2004, the Company issued 1,200,000 shares of its common stock for cash at $0.01 per share for $12,000.

In January, 2004, the Company collected the balance of its subscriptions receivable of $276,186.

NOTE C - PREFERRED STOCK

In January, 2004 , the Company issued 800,000 shares of its preferred stock B in lieu of certain accrued management services fee payable and notes payable including interest payable thereon totaling $8,00,000 to officers of the company The stock issued was valued at approximately $1.00 per share, which represents the fair value of the stock. The Company recorded beneficial conversion discount of $400,000 - preferred dividend relating to the issuance of convertible preferred stock.

NOTE D - STOCK OPTIONS

Class A Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at March 31, 2004.

                                       Warrants Outstanding                                             Warrants Exercisable
                                                Weighted Average Remaining    Weighed Average                     Weighted Average
                          Number Outstanding     Contractual Life (Years)      Exercise Price        Number        Exercise Price
                                 -----------                 ------------      --------------                      --------------
     Exercise Prices                                                                               Exercisable
                 $ 0.25             7,750,000               5                            $ 0.25        7,750,000             $ 0.25
                                    ---------                                                          ---------
                                    7,750,000               5                            $ 0.25        7,750,000             $ 0.25
                         ===        =========               =                            ======  ====  =========             ======

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE D - STOCK OPTIONS (CONTINUED)

Class B Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at March 31, 2004.

                                       Warrants Outstanding                                             Warrants Exercisable
                                                Weighted Average Remaining    Weighed Average                      Weighted Average
                          Number Outstanding     Contractual Life (Years)      Exercise Price        Number         Exercise Price
                                 -----------                 ------------      --------------                       --------------
     Exercise Prices                                                                               Exercisable
                 $ 1.05             7,750,000               3                           $  1.05        7,750,000             $  1.05
                                    ---------                                                          ---------
                                    7,750,000               3                           $  1.05  7,750,000                   $  1.05
                         ===        =========                                           =======  ===============             =======


Transactions involving the Company's warrant issuance are summarized as follows:

                                                                     Number of Shares           Weighted Average
                                                                                                           Price Per Share
        Outstanding at December 31, 2003                               $15,500,000                    $    0.54
           Granted                                                              --                           --
           Exercised                                                            --                           --
           Canceled or expired                                                  --                           --
                                                                       -----------                    ---------
        Outstanding at March 31, 2004                                  $15,500,000                    $     .54
                                                                       ===========                    =========

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                                     Options Outstanding                                           Options Exercisable
                                                  Weighted Average       Weighted Average                        Weighted
                        Number Outstanding     Remaining Contractual      Exercise Price        Number           Average
                               -----------                                --------------
     Exercise Prices                                Life (Years)                              Exercisable     Exercise Price
     ---------------                                ------------                              -----------     --------------
               $0.2125            2,000,000                        6.00          $  0.2125        2,000,000           $0.2125
                                  ---------                        ----            -------        ---------           -------
               $0.2125            2,000,000                        6.00          $  0.2125        2,000,000           $0.2125
                                  ---------                        ----            -------        ---------           -------


Transactions involving stock options issued to employees are summarized as follows:

                                                                     Number of Shares           Weighted Average
                                                                                                           Price Per Share
Outstanding at December 31, 2003                                                             $ 2,000,000  $    0.2125
   Granted                                                                                            --           --

   Exercised                                                                                          --           --

   Canceled or expired                                                                                --           --
                                                                                             -----------  -----------
Outstanding at March 31, 2004                                                                $ 2,000,000  $    0.2125
                                                                                             -----------  -----------

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


NOTE D - STOCK OPTIONS (CONTINUED)

Employee Stock Options (continued)

The weighted-average fair value of stock options granted to employees during the period ended March 31, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                                               2003                  2002
                                                                                               ----                  ----
        Significant assumptions (weighted-average):
            Risk-free interest rate at  grant date                                               n/a                 n/a
            Expected stock price   volatility                                                    n/a                 n/a
            Expected dividend payout                                                               -                   -
            Expected option life-years (a)                                                       n/a                 n/a
         (a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(719,709) and $(0.06) for the period ended March 31, 2004 and $(229,975) and
$(0.03) for the period ended March 31, 2003, respectively.

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

We are developing and marketing new product applications of diodal illumination(TM) that demonstrate added value over traditional lighting systems. Using proprietary technology, we are creating a family of products for emergency and security lighting offer extended light life and greater cost effectiveness than other existing forms of illumination. We are expanding our marketing activity into channels of retail, commercial and institutional sales.

Our target markets include long-term interim lighting needs in hotels, hospitals, nursing homes, airports, shopping centers and multiple family complexes; long-term evacuation solutions for theaters, office and public buildings; reduced maintenance cost solutions for property managers as applied to walkway, corridor or landscape lighting; and certain sensitive applications for the military.

Shortly after the power outage blackout that occurred from the Midwest to Northeastern United States and parts of Canada in August 2003, we were invited to propose an emergency lighting redundancy system for the City of Cleveland, Ohio where the power outage darkened most of the City's buildings. We reviewed existing systems and demonstrated our Emergency Lighting Augmentation System (ELAS (TM) ) over a three month period beginning in December 2003. In March 2004, we were awarded a Non-Competitive Bid Contract by the City to begin implementation of the Elas product in Cleveland's Public Utilities Building. The nature and purpose of ELAS is its ability to provide up to 40 hours of light in bathrooms, stairwells, elevators, corridors, equipment rooms and interior offices from its custom constant charge battery pack and expandable lighting element configuration. The system retrofits into existing fluorescent fixtures where its patented sensor differentiates between power off at a wall switch and a power outage in the building's electrical system. We view the Cleveland implementation as a beta site that underwrites a marketing campaign to other major cities in North America and Europe.

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

                                                SALE PRICES
                                      -----------------------------
                                       HIGH                   LOW
2002:

First Quarter                         N/A                     N/A
Second Quarter                        N/A                     N/A
Third Quarter                         N/A                     N/A
Fourth Quarter                        N/A                     N/A


2003:
First Quarter                         N/A                     N/A
Second Quarter                        N/A                     N/A
Third quarter                         1.05                    0.10
Fourth quarter                        0.55                    0.12

2004
First Quarter                         0.53                    0.19

 On May 18, 2004, the closing price of our common stock on the Over-the-Counter Bulletin Board was $0.40 per share. We urge you to obtain current market quotations for shares of our common stock.


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

REVENUES
We have generated operating revenues from operations of $83,354 from our inception. We believe we will begin earning revenues from operations in our second year of actual operation as the Company transitions from a development stage company to that of an active growth and acquisition stage company

COSTS AND EXPENSES
From our inception through March 31, 2004, we have generated revenues of $83,354 from operations. We have incurred losses of $4,741,545 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had a working capital deficit of $816,959. As a result of our operating losses from our inception through March 31, 2004, we generated a cash flow deficit of $1,287,994 from operating activities. Cash flows used in investing activities was $118,668 during the period May 17, 2000 (date of Company's inception) through March 31, 2004. We met our cash requirements during this period through the private placement of $475,000of preferred stock, $528,192through the issuance of common stock, and $ 155,248from the issuance of notes payable to Company officers and shareholders and advances.



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



The Company's independent certified public accountant has stated in his report included in the Company's December 31, 2003 Form 10-KSB, as amended, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the company's equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a company's ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years after December 15, 2004. The Company is in the process of assessing the potential impact of this proposed statement to the financial statements.


PRODUCT RESEARCH AND DEVELOPMENT

We anticipate performing further research and development for our exiting products during the next twelve months. Those activities include the ReliaBright Emergency Lighting Augmentation System, ReliaBright Solo, Bright Owl Home Safety Light, Bright Owl Mini, Night Owl Power Outage Adapter and VersaBright Area Light These projected expenditures are dependent upon our generating revenues and obtaining sources of financing in excess of our existing capital resources. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of research and development during the next twelve months

ACQUISITION OF PLANT AND EQUIPMENT AND OTHER ASSETS
We do not anticipate the sale of any material property , plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months. We do not own any real property. Our corporate headquarters are located at 4625 Creekstone Drive, Suite 100, Research Triangle Park, Durham, NC 27703. We lease 2,405 square feet of office space from a non affiliated landlord. The lease expires on December 31, 2008. The monthly rent is presently $3,457.

NUMBER OF EMPLOYEES
From our inception through the period ended March 31, 2004, we have relied on the services of outside consultants for services and have five (5) employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.


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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
Our annual report on December 31, 2003, Form 10-KSB, as amended, includes a detailed list of cautionary factors that may affect future results. Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.


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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
See Item 3: Legal Proceedings in our annual report on Form 10-KSB for the year ended December 31, 2003 for a description of current legal proceedings.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.


On January 2, 2004, Jonathon Mader converted a $2,500 promissory note, plus interest, dated August 18, 2003, into 10,364 shares of our Common Stock at $0.25 per share. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.


On January 2, 2004, Advanced Alloys converted a $2,500 promissory note, plus interest, dated October 16, 2003, into 10,205 shares of our Common Stock at $0.25 per share. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.


On January 2, 2004, Mary Rooks converted a $2,500 promissory note, plus interest, dated October 20, 2003, into 10,195 shares of our Common Stock at $0.25 per share. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.


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

On January 27, 2004, we issued 800,000 shares of its Common Stock at $0.01 per share to 3CD Consulting, LLC pursuant to a consulting services agreement in which 3CD Consulting would create strategic business relationships for us. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

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


On April 29, 2004, we filed an Amendment to the Certificate of Designation with the Nevada Secretary of State to the Series B Convertible Preferred Stock, par value $0.001 to change the conversion price to common stock from$0.20 per share to $0.10 per share and to change the purchase price for First Refusal Shares from an amount equal to the liquidation amount to an average market price of shares of common stock over a 10 day period from the date of the Notice of Conversion.

On May 14, 2004, 800,000 shares of Series B Convertible Preferred stock were issued to our officers in exchange for $800,000 in accrued management fees and other liabilities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None


ITEM 5. OTHER INFORMATION.
None


ITEM 6. EXHIBITS AND REPORTS ON FROM 8-K

INDEX TO EXHIBITS


EXHIBIT NO.     DESCRIPTION
----------      -----------



   3.1          Certificate   of   Designation   of  the  Relative   Rights  and
                Preferences of the Series B Convertible Preferred Stock of the Registrant, dated as of February 19, 2004 (Filed herewith)

   3.2 Amended Certificate of Designation of the Relative Rights and Preferences fo the Series B Convertible Preferred Stock of the Registrant, dated as of April 29, 2004 (filed herewith)

   10.1 Office Lease between Highwoods Realty Limited Partnership and Cyberlux Corporation dated January 20, 2004 (filed herewith)

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

Date: May 20, 2004



/s/ Donald F. Evans

CEO and Chairman of the Board

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


Date:  May 20, 2004

/s/ Donald F. Evans
-------------------------------------
Donald F. Evans
Chairman and Chief Executive Officer

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


      Date:  May 20, 2004

/s/ David D. Downing
--------------------------------------
David D. Downing
Treasurer and Chief Financial Officer