Form 10QSB
period 2004-06-30
CYBERLUX CORP
filed 2004-08-23
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from ____________ to ______________

                       For the Period Ended June 30, 2004

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

         Yes  [x]           No [ ]

As of June 30, 2004, the Company had 18,614,905 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

         Yes  [ ]           No [X]

                              CYBERLUX CORPORATION

                                Table of Contents



   PART I. FINANCIAL INFORMATION

   ITEM  1. FINANCIAL STATEMENTS............................................. 1
     Condensed Consolidated Balance Sheets................................... 2
     Condensed Consolidated Statement of Losses.............................. 3
     Condensed Consolidated Statement of Deficiency in Stockholders' Equity.. 4
     Condensed Consolidated Statements of Cash Flows......................... 8
   Notes to  Condensed Consolidated Financial Statements..................... 10
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS............................. 14
     General Overview........................................................ 14
     Results of Operations................................................... 15
     Revenues................................................................ 16
     Costs and Expenses...................................................... 16
     Liquidity and Capital Resources......................................... 16
     Product Research and Development........................................ 19
     Acquisition of Plant and Equipment and Other Assets..................... 20
     Number of Employees..................................................... 20
     Trends, Risks and Uncertainties......................................... 20
     Cautionary Factors that May Affect Future Results....................... 20
   ITEM 3. CONTROLS AND PROCEDURES........................................... 20
     Evaluation of Disclosure controls and Procedures........................ 20
     Changes in internal controls............................................ 20
   PART II - OTHER INFORMATION............................................... 21
     Item 1. Legal Proceedings............................................... 21
     Item 2. Changes in Securities and Use of Proceeds....................... 21
     Item 3. Defaults Upon Senior Securities................................. 22
     Item 4. Submission of Matters to a Vote of Security Holders............. 22
     Item 5. Other Information............................................... 22
     Item 6. Exhibits and Reports on From 8-K................................ 22
     INDEX TO EXHIBITS....................................................... 22
     SIGNATURES.............................................................. 22
     CERTIFICATIONS.......................................................... 23

ITEM 1.  FINANCIAL STATEMENTS

                              CYBERLUX CORPORATION
                         INDEX TO FINANCIAL INFORMATION

Condensed Balance Sheets at June 30, 2004 and December 31, 2003

Condensed Statements of Losses For the Three Months ended June 30, 2004 and 2003, Six Months Ended
 June 30, 2004 and 2003 and the Period May 17, 2000
 (Date of Inception) Through June 30, 2004

Condensed Statement of (Deficiency) in Stockholders'
 Equity For the Period May 17, 2000
 (Date of Inception) Through June 30, 2004

Condensed  Statement of Cash flows For the Six Months
 Ended June 30, 2004 and 2003 and the Period From
 May 17, 2000 (Date of  Inception) Through  June 30, 2004

Notes to Unaudited Condensed Financial statements


                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                  June 30 ,2004  December 31,
                                                                  (Unaudited)       2003
                                                                  -----------    -----------
                               ASSETS
Current assets:
  Cash and cash equivalents                                       $    31,452    $    16,247

  Accounts receivable                                                  10,804             --
                                                                  -----------    -----------
            Total current assets                                       42,256         16,247

Property, plant and equipment, net of accumulated
 depreciation of $ 72,783 and $ 44,649, respectively                   59,977         68,845

Other assets,  net of  accumulated
 amortization  of $ 3,518 and $ 0, respectively                       102,032        236,000
                                                                  -----------    -----------


Total Assets                                                      $   204,265    $   321,092
                                                                  ===========    ===========

           LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued interest                                                $    49,435    $   104,976
  Other accrued liabilities                                            72,590        296,388
  Management fees payable - related party                             272,838        996,508
  Short term notes payable - shareholders                             112,745        207,845

  Short term notes payable                                             65,000        320,000
                                                                  -----------    -----------

          Total current liabilities                                   572,608      1,925,717

Long Term liabilities                                                 406,525        347,610

(Deficiency) in Stockholders' Equity:
Convertible preferred stock                                               801              1
Common stock                                                           18,615          8,049
Additional paid-in capital                                          6,003,264      2,337,736
Subscription received in advance for shares to be issued               22,500             --
Subscription receivable                                                    --       (276,186)

Deficit accumulated during development stage                       (6,820,048)    (4,021,835)
                                                                  -----------    -----------

(Deficiency) in stockholders' equity                                 (774,868)    (1,952,235)
                                                                  -----------    -----------
    Total liabilities and (Deficiency) in Stockholders' Equity    $   204,265    $   321,092
                                                                  ===========    ===========

    See accompanying notes to the unaudited condensed financial information.


                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                     For the Period
                                                                                                      May 17, 2000
                                                                                                       (date of
                                      For the Three Months Ended       For the Six Months Ended        inception)
                                               June 30,                         June 30,                Through
                                          2004            2003            2004            2003        June 30, 2004
                                      ------------    ------------    ------------    ------------    ------------

Revenue                               $     11,238    $        307    $     21,206    $      1,160    $     95,444

Cost of goods sold                          (7,992)         (1,256)        (16,387)         (3,512)       (178,371)
                                      ------------    ------------    ------------    ------------    ------------

Gross profit (loss)                          3,246            (949)          4,819          (2,352)        (82,927)

Operating Expenses
   Depreciation and amortization            13,361         230,124          31,652         235,249         357,550
   General and
    administrative expenses                503,351         355,988       1,921,374         558,518       4,511,682
                                      ------------    ------------    ------------    ------------    ------------

           Total Operating Expenses        516,712         586,112       1,953,026         793,767       4,869,232

(Loss) from Operations                    (513,466)       (587,061)     (1,948,207)       (796,119)     (4,952,159)

Other Income (expense)                      10,441              --           4,559              --           4,559
Interest Income                                 62              --              62              --             102

Interest Expense                            (5,434)        (18,017)        (54,627)        (38,934)       (336,300)

Income tax (benefit)                            --              --              --              --              --
                                      ------------    ------------    ------------    ------------    ------------


Net Loss Before Preferred Dividend        (529,279)       (605,078)     (1,998,213)       (835,053)     (5,283,798)
Preferred dividend requirements            (24,000)             --         (24,000)             --         (24,000)
Preferred dividend-Beneficial
 conversion discount
 on convertible preferred                       --              --        (800,000)             --      (1,536,250)

Net loss attributable
 to common shareholders               $   (553,279)   $   (605,078)   $ (2,822,213)   $   (835,053)   $ (6,844,048)
                                      ============    ============    ============    ============    ============

   Weighted average number of
   common shares outstanding
   - basic and fully diluted            15,169,191       6,946,684      13,004,736       6,946,684             n/a
                                      ============    ============    ============    ============
   Net  (loss)  per share - basic &
   fully diluted                      $      (0.04)   $      (0.09)   $      (0.22)   $      (0.12)            n/a
                                      ============    ============    ============    ============


    See accompanying notes to the unaudited condensed financial information.


                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY FOR THE
          PERIOD MAY 17,2000 (DATE OF INCEPTION) THROUGH JUNE 30, 2004

                                                                                            STOCK         DEFICIT       TOTAL
                                       COMMON STOCK        PREFERRED STOCK     ADDITIONAL SUBSCRIPTION  ACCUMULATED  (DEFICIENCY)
                                                                               PAID IN    RECEIVABLE/      DURING        IN
                                                                               CAPITAL    RECEIVED IN   DEVELOPMENT  SHAREHOLDERS
                                                                                           ADVANCE         STAGE       EQUITY
                                      SHARES    AMOUNT    SHARES     AMOUNT

Common  shares issued in May,
2000 to  founders in exchange
for cash at $0.01 per share         1,640,000     $1,640       -         -         $560          -             -      $2,200


Common shares issued in May,
2000 in exchange for research
and development services
valued at $.09 pers share             750,000        750       -         -       68,003          -             -      68,753



Common shares issued in May,
2000 in exchange for
services valued @ $.05
per share                             875,000        875       -         -       35,710          -             -      36,585



Common shares issued in
July,  2000 in  exchange  for
convertible  debt at $.15 per
share                                 288,000        288       -         -       39,712          -             -      40,000


Capital contributed by
principal shareholders                      -          -       -         -       16,000          -             -      16,000

Common shares issued in
November  , 2000 in for  cash
in  connection  with  private
placement $.15 per share              640,171        640       -         -       95,386          -             -      96,026

Common shares issued in
November  , 2000 in exchange
for services  valued  @$.15
per share issued for
consulting services                   122,795        123       -         -       18,296          -             -      18,419


Net loss                                    -          -       -         -            -          -      (454,651)   (454,651)
                                      -------    ------- -------   -------      -------    -------       -------     -------

BALANCE, DECEMBER 31, 2000          4,315,966      4,316       -         -      273,667          -      (454,651)   (176,668)

Common shares issued in
January  , 2000 in exchange
for convertible debt at
$.15 per share                        698,782        699       -         -      104,118          -             -     104,817

Stock options issued in May,
2001 valued @ $.15 per
option in exchange
for services                                -          -       -         -       52,500          -             -      52,500

Warrant issued in May 2001,
valued  at $015 per  warrant
in exchange for placement of
debt                                        -          -       -         -       75,000          -             -      75,000

Common shares issued in
September 2001 in  exercise
for warrant at $.15
per share                               3,000          3       -         -          447          -             -         450

Common shares issued in
September 2001 for cash in
connection with exercise of
warrant at $.10 per share             133,000        133       -         -       13,167          -             -      13,300

Common shares issued  in
November 2001 for cash in
connection with exercise of
warrant at $.0001 per share           500,000        500       -         -            -          -             -         500

Common shares issued in
Nov  , 01 in on exercise
of options at
$.0001 per share                      350,000        350       -         -            -          -             -         350



    See accompanying notes to the unaudited condensed financial information.


                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY FOR THE
          PERIOD MAY 17,2000 (DATE OF INCEPTION) THROUGH JUNE 30, 2004
                                   (CONTINUED)

                                                                                            STOCK         DEFICIT       TOTAL
                                       COMMON STOCK        PREFERRED STOCK     ADDITIONAL SUBSCRIPTION  ACCUMULATED  (DEFICIENCY)
                                                                               PAID IN    RECEIVABLE/      DURING        IN
                                                                               CAPITAL    RECEIVED IN   DEVELOPMENT  SHAREHOLDERS
                                                                                           ADVANCE         STAGE       EQUITY
                                      SHARES    AMOUNT    SHARES     AMOUNT


Common   shares   issued   in
December,  2001  in  exchange
for   convertible   debt   at
$.50 per share                        133,961        134       -         -       66,847          -             -      66,981

Common   shares   issued   in
December,  2001  in  exchange
for  debt at $.50 per share            17,687         17       -         -        8,825                                 8,842


Net loss                                    -          -       -         -            -          -      (636,274)   (636,274)
                                      -------    ------- -------   -------      -------    -------       -------     -------

BALANCE AT DECEMBER 31, 2001        6,152,396      6,152       -         -      594,571          -    (1,090,925)   (490,202)

Common  shares issued in May,
2002    in    exchange    for
services  valued  at $.70 per
share                                  70,000         70       -         -       49,928          -             -      49,998

Common   shares   issued   in
November,  2002  in  exchange
for  services  valued at $.25
per share                             150,000        150       -         -       37,350          -             -      37,500

Common   shares   issued   in
December,   2002  as   rights
offerings at $0.25 per share          256,000        256       -         -       63,744          -             -      64,000

Subscription  receivable  for
10,000 shares issued                        -          -       -         -            -     (2,500)            -      (2,500)


Net loss                                    -          -       -         -            -          -      (700,104)   (700,104)
                                      -------    ------- -------   -------      -------    -------       -------     -------

BALANCE AT DECEMBER 31, 2002        6,628,396      6,628       -         -      745,593     (2,500)   (1,791,029) (1,041,308)

Common   shares   issued   in
March ,  2003  in  connection
with  exercise  of options at
$.0001 per share                      250,000        250       -         -            -          -             -         250

Funds received for
stock subscription                          -          -       -         -            -      2,500             -       2,500

Common   shares   issued   to
Cornell  Capital  Partners in
March   2003  in   connection
with Loan  Commitment  valued
at $0.75 per share                    300,000        300       -         -      224,700          -             -     225,000

Common   shares   issued   in
March , 2003 in exchange  for
services  valued at $0.75 per
share                                  13,333         14       -         -        9,987          -             -      10,001



    See accompanying notes to the unaudited condensed financial information.


                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY FOR THE
          PERIOD MAY 17,2000 (DATE OF INCEPTION) THROUGH JUNE 30, 2004
                                   (CONTINUED)


                                                                                            STOCK         DEFICIT       TOTAL
                                       COMMON STOCK        PREFERRED STOCK     ADDITIONAL SUBSCRIPTION  ACCUMULATED  (DEFICIENCY)
                                                                               PAID IN    RECEIVABLE/      DURING        IN
                                                                               CAPITAL    RECEIVED IN   DEVELOPMENT  SHAREHOLDERS
                                                                                           ADVANCE         STAGE       EQUITY
                                      SHARES    AMOUNT    SHARES     AMOUNT


Robrady  Design Note was
converted  into  196,120
shares  @.25 per share                196,120        196       -         -       48,833          -             -      49,029

Common Shares issued to
Mark Schmidt for
services  in June  2003.
The 200,000  shares were
issued at $0.25 per
share                                  200,000       200       -         -       49,800          -             -      50,000

Common shares issued to
Capital Funding
Solutions September
2003, 450,000 shares
were issued at$0.20
per share. Shares
secure a sales
factoring agreement                   450,000        450       -         -       89,550          -             -      90,000

Common  shares issued in
November 2003 for
consulting services
valued at $0.50 per
share                                  11,292         11       -         -        5,634          -             -       5,645

Convertible Preferred
Shares issued in
December 2003 valued at
$5,000 per share, Class A                   -          -     155         1      774,999   (276,186)            -     498,814

Warrants on  convertible
preferred shares                            -          -       -         -     (347,610)         -             -    (347,610)

Beneficial conversion
discount on  convertible
preferred shares                            -          -        -        -      736,250          -             -     736,250

Net (Loss)                                  -          -        -        -            -          -    (2,230,806) (2,230,806)
                                      -------    ------- -------   -------      -------    -------       -------     -------

BALANCE AT DECEMBER  31, 2003       8,049,141      8,049      155        1    2,337,736   (276,186)   (4,021,835) (1,952,235)

Issuance of  convertible
preferred  shares  Class
B in  January  2004  for
accrued  management fees
at $1 per share                             -          - 800,000       800      799,200          -             -     800,000

Proceeds from
subscriptions Receivable                    -          -        -        -             -   276,186             -     276,186

Common Shares issued in
January, 2004 in
exchange for services
at $0.37 per share                    260,000        260        -         -      95,940          -             -      96,200

Common Shares issued in
January 2004 in
exchange for services
at $0.37 per share
                                      225,000        225        -         -      83,025          -             -      83,250
Common Shares issued in
January 2004 in
exchange for services
valued at $0.37 per
share                               2,100,000      2,100        -         -     774,900          -             -     777,000



    See accompanying notes to the unaudited condensed financial information.


                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY FOR THE
          PERIOD MAY 17,2000 (DATE OF INCEPTION) THROUGH JUNE 30, 2004
                                   (CONTINUED)



                                                                                            STOCK         DEFICIT       TOTAL
                                       COMMON STOCK        PREFERRED STOCK     ADDITIONAL SUBSCRIPTION  ACCUMULATED  (DEFICIENCY)
                                                                               PAID IN    RECEIVABLE/      DURING        IN
                                                                               CAPITAL    RECEIVED IN   DEVELOPMENT  SHAREHOLDERS
                                                                                           ADVANCE         STAGE       EQUITY
                                      SHARES    AMOUNT    SHARES     AMOUNT


Shares issued for note  payable
at $0.25 in January 2004              110,764        111       -         -       27,580          -             -      27,691


Shares issued for consulting
services at $0.21 per share         1,200,000      1,200       -         -      250,800          -             -     252,000

Beneficial conversion discount-
preferred  stock  dividend  with
respect to convertible
preferred shares Class B                    -          -       -         -      800,000          -      (800,000)          -

Net loss                                    -          -       -         -            -          -    (1,468,934) (1,468,934)


BALANCE AT MARCH 31, 2004          11,944,905   $ 11,945 800,155      $801   $5,169,181       $  -   $(6,290,769)$(1,108,842)

Warrants issued in exchange for
Services, April 2004                        -          -       -        -       243,000          -             -     243,000
Common shares  canceled for
return of  collateral deposit
with factor                          (450,000)      (450)      -         -      (89,550)         -             -     (90,000)

Common shares issued for cash
in private placement at
$0.10per share, May 2004            5,310,000      5,310       -         -      525,690          -             -     531,000



Class A Preferred shares issued
for cash at $5,000 per share,
May 2004                                    -          -  15.861         -       79,308          -             -      79,308

Warrants on convertible
preferred shares Class A shares
                                            -          -       -         -      (58,915)         -             -     (58,915)

Common shares issued in
exchange for note payable at
$0.10 per share, June  , 2004          50,000         50       -         -        4,950          -             -       5,000


Common Shares issued in
exchange for services valued at
$0.10 per share, June 2004          1,560,000      1,560       -         -      154,440          -             -     156,000

Common Shares issued
2004 in exchange for services
valued at $0.10 per share,
June 2004                             200,000        200       -         -       19,800          -             -      20,000

Subscription received in
advance for shares to be issued             -          -       -         -            -     22,500             -      22,500

Common Shares issued
in exchange for
services adjusted for
issue prices                                -          -       -         -      (44,640)         -             -     (44,640)


Net (Loss)                                  -          -       -         -            -          -      (529,279)   (529,279)
                                      -------    ------- -------   -------      -------    -------       -------     -------


BALANCE, JUNE 30, 2004             18,614,905   $ 18,615 800,171    $  801   $6,003,264    $22,500   $(6,820,048)  $(774,868)
                                    =========   ======== =======    ======   ==========    =======   ===========   =========



    See accompanying notes to the unaudited condensed financial information.


                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                For the Period
                                                                                May 17, 2000
                                                                                17, 2000 (date of
                                                                                inception)
                                                    For the Six Months Ended    Through
                                                           June 30,             June 30,
                                                      2004         2003         2004
                                                  -----------    -----------    -----------
       CASH FLOW FROM OPERATING ACTIVITIES:

Net (loss) available to common stockholders       $(2,822,213)   $  (835,049)   $(6,844,048)

Depreciation and amortization                          31,652        235,249        357,550

Preferred stock dividend                               24,000             --         24,000

Beneficial conversion discount
 -- preferred stock dividend                          800,000             --      1,536,250

Stock options issued for consulting services               --             --        107,504

Shares issued for previously incurred debt             32,691          9,030         81,720

Warrants issued to consultants for services           243,000        243,000

Loan extension write off                                   --             --         25,000

Preferred shares issued
 for conversion of accrued management fees            723,670             --        723,670

Preferred shares issued for
 previously incurred debt                              76,330             --         76,330

Accrued expenses relating to escrow deposits               --         20,000         23,814

Shares issued for consulting services               1,327,810         60,000      1,500,960

Shares issued for research and development                 --             --         68,753

Common shares canceled for
 return of factor collateral deposit                  (90,000)            --             --

Increase  in accounts receivable                      (10,804)            --        (10,804)

Decrease in other assets                              130,450             --       (105,550)

(Decrease) increase  in accrued interest              (55,541)         5,852         49,435

(Decrease) increase in management
 fee payable - related party                         (723,670)       273,000        272,838

(Decrease) increase in other
 accrued liabilities                                 (223,798)       145,457         72,590
                                                  -----------    -----------    -----------

Net cash used in operating activities                (536,423)       (86,461)    (1,796,988)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets                              (19,266)            --       (132,760)
                                                  -----------    -----------    -----------
Net cash used in investing activities                 (19,266)            --       (132,760)

CASH FLOWS FROM FINANCING ACTIVITIES:


Net (payments for) proceeds
 from short-term notes payable                       (255,000)            --        212,455
(Payments  for)proceeds  from short-term  notes
payable - shareholders - net                          (95,100)        59,500        112,745

Proceeds  from  advance  deposits  received for
shares to be issued                                    22,500             --         22,500

Proceeds from issuance of preferred stock              79,308             --        554,308

Capital contributed by shareholders                        --             --         16,000

Proceeds from subscriptions receivable                276,186             --        276,186

Proceeds from issuance of common stock                543,000          2,750        767,006
                                                  -----------    -----------    -----------
Net cash provided by financing activities             570,894         62,250      1,961,200

Net increase (decrease) in cash                        15,205        (24,211)        31,452

Cash - beginning                                       16,247         26,086             --
                                                  -----------    -----------    -----------
Cash - ending                                     $    31,452    $     1,875    $    31,452
                                                  ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES:

Cash paid for Interest expense                    $   110,167    $    18,202    $   161,067

Cash paid for income taxes                                 --             --             --


    See accompanying notes to the unaudited condensed financial information.


                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)


Non Cash investing and financing activities:
Shares issued for research and development and consulting       $        --    $        --   $   106,253

Shares issued for conversion of debt                                 32,692          9,030       346,384

Warrants issued in connection with financing                             --             --        75,000
Warrants issued to consultants for services                         243,000             --       243,000


Warrants issued detachable with convertible preferred shares         58,915             --       406,525
Beneficial conversion discount on
 convertible  preferred shares                                      800,000             --     1,536,250

Options issued in connection with services                               --             --        52,500
Shares issued in connection with services                         1,327,810         60,000     1,500,960
Common  Shares  canceled  for  return  of  factor  collateral
deposit                                                             (90,000)            --            --

Shares issued in connection with loan                                    --             --       225,000

Convertible  preferred shares issued for previously  incurred
debt                                                                 76,330             --        76,330

Convertible  preferred  shares issued for accrued  management
fees                                                                723,670             --       723,670


     See accompanying notes to the unaudited condensed financial information

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION

Cyberlux Corporation (the "Company") is in the development stage and its effort have been principally devoted to seeking profitable business opportunities. To date the Company has incurred expenses and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through June 30 2004, the Company has accumulated losses of $6,820,048.

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note D):


                                                    For the three months ended      For the six months ended
                                                            June 30,                       June 30,
                                                       2004            2003           2004             2003
                                                    -----------    -----------    -----------    -----------

Net loss attributable to
 common stockholders - as reported                  $  (553,279)   $  (605,078)   $(2,822,213)   $  (835,053)

Add: Total  stock  based employee
 compensation expense as reported
 under intrinsic value
 method (APB. No. 25)                                        --             --             --             --

Deduct: Total stock based employee
 compensation expense as reported
 under fair value
 based method (SFAS No. 123)                                 --             --             --             --
                                                    -----------    -----------    -----------    -----------

Net loss - Pro Forma                                   (553,279)      (605,078)    (2,822,213)      (835,053)

Net loss attributable to
 common stockholders - Pro forma                    $  (553,279)   $  (605,078)   $(2,822,213)   $  (835,053)

Basic (and  assuming  dilution)
 loss per share - as reported                       $     (0.04)   $     (0.09)   $     (0.22)   $     (0.12)

Basic (and  assuming  dilution)
 loss per share - Pro forma                               (0.04)         (0.09)         (0.22)         (0.12)


RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE B - COMMON STOCK
In January, 2004, the Company collected the balance of its previously recognized subscriptions receivable of $276,186.

In January, 2004, the Company issued 260,000 shares of its common stock in exchange for services totaling $96,200. The stock issued was valued at approximately $0.37 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In January, 2004, the Company issued 225,000 shares of its common stock in exchange for services totaling $83,250. The stock issued was valued at approximately $.0.37 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In January, 2004, the Company issued 2,100,000 shares of its common stock in exchange for services totaling $777,000. The stock issued was valued at approximately $0.37 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In January, 2004, the holder of a $27,691 note payable exchanged the unpaid principal together with accrued interest for 110,764 shares at $0.25 per share of the Company's common stock.

In January, 2004, the Company issued 1,200,000 shares of its common stock for cash at $0.21 per share for $252,000.

In April, 2004 the Company received back and cancelled 450,000 shares of common stock for return of collateral deposit with a creditor previously valued at $90,000.

During the period ended June 30, 2004, the Company issued warrants to consultants for services for $243,000 which represents the fair value of the warrants issued, which did not differ materially from the value of the services rendered (see Note D).

In May, 2004 the Company issued 5,310,000 shares of common stock at $0.10 per share for private placement for cash. In connection with the offering , the investors received a warrant to purchase the Company's common stock for each share of common stock purchased ( "Class A Warrants ") The warrants have an exercise price of $,25 per share and expire June 30, 2004 (see Notes D and E).

In May, 2004 the Company issued 50,000 shares of common stock at $0.10 per share on conversion of notes payable.

In June, 2004 the Company issued 1,760,000 shares of common stock in exchange for services rendered to the Company valued at $176,000. The shares were issued at $0.10 per share which represents the fair value of the stock issued which did not materially differ from the value of the services rendered.

In  June  2004,  the  Company   received  cash  $22,500  in  connection  with  a
subscription to acquire shares of the Company's common stock. As of June 30, 2004, the shares had not been issued.

NOTE C - CONVERTIBLE PREFERRED STOCK

Series A Convertible Preferred Stock

In May 2004, the Company issued 15.861 Series A Preferred shares, par value $0.001 per share, at $5,000 per share in exchange for $79,308. The Series A Preferred shares are convertible at the option of the holder to 50,000 shares of the Company's common stock for each share of Series A Preferred stock. The Series A Preferred holders also received two (2) warrants ("Series A and Series B Warrants") to purchase 50,000 shares of Common Stock, per warrant, for each share of Series A Preferred (or fraction thereof) issued. The Series A Warrants shall have an exercise price per share equal to $0.25 and shall expire in three
(3) years. The Series B Warrants shall have an exercise price per share equal to $1.05 and shall expire five (5) years, subject to the number of number of shares acquired pursuant to the Series A Warrants.

Series B Convertible Preferred Stock

In January, 2004, the Company issued 800,000 shares of its Series B 12% Cummulative Convertible Preferred Stock ("series B Preferred Shares") in lieu of certain accrued management services fee payable and notes payable including interest payable thereon totaling $800,000 to officers of the company The stock issued was valued at approximately $1.00 per share, which represents the fair value of the stock. The shares of preferred stock are convertible into common shares at $0.20 per share which was amended in April 2004 to $0.10 per share. In connection with the transaction, the Company recorded beneficial conversion discount of $800,000 - preferred dividend relating to the issuance of convertible preferred stock.

Holders of the Series B Preferred Shares are entitled to receive cumulative cash dividends at the annual rate of 12% per annum, or $.12 per share, payable semi-annually. The dividends may be payable in cash or through a dividend of additional shares of Preferred Shares. The aggregate unpaid Series B Preferred Stock dividends at June 30, 2004 is $ 24,000.


The Series B Preferred Shares, along with the Series A Preferred Shares rank, pari passu, senior to the common stock. The Series B Preferred Shares have a liquidation preference of $ 1.00 per share plus any and all declared and unpaid dividends.

The Series B Preferred Shares are convertible, in whole or in part , at the option of the holders thereof, into shares of common stock at amount equal to $
0.10 per share. Each share of Series B Preferred Stock shall have voting rights equal to ten times the number of shares of Common Stock such holder of Series B Preferred Stock would receive upon conversion of such holder's shares of Series B Preferred Stock.


NOTE D -  WARRANTS TO  PURCHASE COMMON STOCK

The following condensed table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to consultants and shareholders at June 30, 2004.


                                Warrants Outstanding                                   Warrants Exercisable
                                --------------------                                   --------------------
                                            Weighted Average          Weighed                        Weighted
                           Number        Remaining Contractual        Average         Number         Average
    Exercise Prices     Outstanding           Life (Years)        Exercise Price    Exercisable   Exercise Price
    ---------------     -----------           ------------        --------------    -----------   --------------

              $ 0.10      58,500                   4                   $ 0.10         58,500          $ 0.15
                0.20     605,000                   1                     0.20        605,000            0.20
                0.25   9,984,550                   4                     0.25      9,984,550            0.25
                0.50     300,000                   2                     0.50        300,000            0.50
                1.05   8,543,050                   5                     1.05      8,543,050            1.05
                       ---------                                                  ----------
                      19,491,100                                                  19,491,100
                      ==========                                                  ==========


Transactions involving the Company's warrant issuance are summarized as follows:

                                             Number of         Weighted Average
                                              Shares            Price Per Share
       Outstanding at December 31, 2003
                                            15,500,000            $     0.25
          Granted                            9,301,000            $     0.32
          Exercised                           (681,000)                  .25
          Canceled or expired               (4,629,000)                  .25
       Outstanding at June 30, 2004         19,491,100            $     0.60
                                            ==========            ==========

The weighted-average fair value of warrants granted to consultants during the period ended June 30, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                           2004          2003
                                                           ----          ----
       Significant assumptions (weighted-average):
           Risk-free interest rate at grant date           1.01  %        n/a

           Expected stock price volatility                   84  %        n/a
           Expected dividend payout                           -             -
           Expected option life-years (a)                   1 - 4 years   n/a

      (a)   The expected option life is based on contractual expiration dates.

The estimated value of the warrants granted to consultants was in lieu of cash compensation for services performed. The amount of the expense charged to operations in connection with granting the warrants to consultants was $ 243,000 and $ 0 during the period ended June 30, 2004 and 2003, respectively.

NOTE E - SUBSEQUENT EVENTS

Certain holders of the Company's Class A Warrants exercised their options to acquire the Company's restricted common stock (see Note C). The Company received proceeds of approximately $175,250 in connection with the exercise of the warrants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

On April 27, 2004, we received an initial purchase order from the City of Cleveland for the pilot phase implementation of our Emergency Lighting Augmentation System ("ELAS"(TM)) project. The nature and purpose of ELAS is its ability to provide UP to 60 hours of light in bathrooms, stairwells, elevators, corridors, equipment rooms and interior offices from its custom constant charge battery pack and expandable lighting element configuration. The system retrofits into existing fluorescent fixtures where its patented sensor differentiates between power off at a wall switch and a power outage in the building's electrical system. We concluded the pilot phase in June 2004 and are working on proposals to extend our installation of ELAS for the Cleveland municipality including the Cleveland Hopkins International Airport.

During the quarter, we met with officials from the State of New York who expressed interest in our long term interim lighting solutions. We also met with security administrators of the Metropolitan Transit Authority and the Ports Authority in the City of New York. The MTA requested that we submit a proposal to provide long term interim lighting pilot installations in the City's subway system to include passenger platforms, rail cars and tunnel accesses. We anticipate a similar proposal request from the Ports Authority relative to Newark, LaGuardia and JFK airports and the Ports Authority Tunnel Holland system.

Although, we have been focused on emergency lighting due to power grid failures and blackout concerns expressed by Homeland Security officials, we have also made advances from the retail segment of our business. For the Christmas retail season, we have developed a camping light positioning and are marketing the "CampLamp" to major national retailers. In addition, our Home Safety Light is continuing to gain sales acceptance across the broad retail channel and we anticipate launching the next generation of Home Safety Light for the Christmas season.

On June 3, 2004, we announced that we had agreed in principle to acquire True To Form, Limited, a specialty lighting firm with offices in Boston and Los Angeles. True To Form, a privately held firm, manufactures specialty lighting for restaurant chains, such as Chick-fil-A, Dunkin Donuts and Ben & Jerry's Ice Cream as well as hotel-casino complexes. The consolidation with Cyberlux as its specialty lighting division will add a new dimension of our Diodal(TM) capability TO several of True To Form's products and will provide new distribution channels for our emergency lighting solutions.

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

                                                   SALE PRICES
                                          -----------------------------
                                           HIGH                     LOW
2002:

First Quarter                             N/A                       N/A
Second Quarter                            N/A                       N/A
Third Quarter                             N/A                       N/A
Fourth Quarter                            N/A                       N/A


2003:
First Quarter                             N/A                       N/A
Second Quarter                            N/A                       N/A
Third quarter                             1.05                      0.10
Fourth quarter                            0.55                      0.12

2004
First Quarter                             0.53                      0.19
Second Quarter                            0.85                      0.27

On  August  19,   2004,   the  closing   price  of  our  common   stock  on  the
Over-the-Counter Bulletin Board was $0.37 per share. We urge you to obtain current market quotations for shares of our common stock.


FORWARD-LOOKING STATEMENTS

EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE MATTERS DISCUSSED IN THIS FORM 10-QSB ARE FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY
FROM  THOSE  SET  FORTH  IN SUCH  FORWARD-LOOKING  STATEMENTS.  SUCH  RISKS  AND
UNCERTAINTIES INCLUDE, WITHOUT LIMITATION, THE COMPANY'S DEPENDENCE ON THE TIMELY DEVELOPMENT, INTRODUCTION AND CUSTOMER ACCEPTANCE OF PRODUCTS, THE IMPACT OF COMPETITION AND DOWNWARD PRICING PRESSURES, THE ABILITY OF THE COMPANY TO REDUCE ITS OPERATING EXPENSES AND RAISE ANY NEEDED CAPITAL, THE EFFECT OF CHANGING ECONOMIC CONDITIONS, RISKS IN TECHNOLOGY DEVELOPMENT AND THE EFFECTS OF OUTSTANDING LITIGATION. OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH IN SUCH FORWARD-LOOKING STATEMENTS INCLUDE THE RISKS AND UNCERTAINTIES DETAILED IN THE COMPANY'S MOST RECENT FORM 10-KSB AND ITS OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION FROM TIME TO TIME.

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

Revenues
We have generated operating revenues from operations of $ 95,444 from our inception. We believe we will begin earning revenues from operations in our second year of actual operation as the Company transitions from a development stage company to that of an active growth and acquisition stage company

Costs and Expenses
From our inception through June 30, 2004, we have generated revenues of $95,444 from operations. We have incurred losses of $5,283,798 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

Liquidity and Capital Resources

As of June 30, 2004, we had a working capital deficit of $ 530,352. As a result of our operating losses from our inception through June 30, 2004, we generated a cash flow def,icit of $1,796,988 from operating activities. Cash flows used in investing activities was $ 132,760 during the period May 17, 2000 (date of Company's inception) through June 30, 2004. We met our cash requirements during this period through the private placement of $ 1,620,000 through the issuance of our common and preferred stock, and $ 212,455 from the issuance of notes payable and advances of $112,455 , net of repayments, to Company officers and shareholders and advances.

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

Application of Critical Accounting Policies

The Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a Company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the Company's equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a Company's ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. The Company is in the process of assessing the potential impact of this proposed statement to the financial statements.

Non-GAAP Financial Measures

The financial statements appearing in this quarterly report on Form 10-QSB do not contain any financial measures which are not in accordance with generally accepted accounting procedures.

Inflation

In the opinion of management, inflation has not had a material effect on the Company's financial condition or results of its operations

Off-Balance Sheet Arrangements

The Company does not maintain off-balance sheet arrangements nor does it participate in non-exchange traded contracts requiring fair value accounting treatment.

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

Potential fluctuations in quarterly operating results

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

Continued Control by Current Officers and Directors

The present officers and directors, through their ownership of the Company's Series B Convertible Preferred Stock , have voting control , and therefore are in a position to elect all of our Directors and otherwise control the Company, including, without limitation, authorizing the sale of equity or debt securities of the Company, the appointment of officers, and the determination of officers' salaries. Shareholders have no cumulative voting rights.

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

NUMBER OF EMPLOYEES
From our inception through the period ended June 30, 2004, we have relied on the services of outside consultants for services and have five (5) employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On April 5, 2004, 450,000 shares of our Common Stock issued to Capital Funding Solutions as collateral pursuant to a factoring agreement were cancelled.

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

In May 2004, we issued 5,310,000 shares of our Common Stock at $0.10 per share and 5,310,000 warrants exercisable at $0.25 per share. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act

On May 25, 2004, we issued 15.861 shares of Series A Preferred Stock (with a stated value of $5,000 per share and a conversion price of $0.10 per share) and warrants to purchase an aggregate of 793,065 of our common stock. This private placement was exempt from registration pursuant to Section 4(2) of the Securities Act.

On June 4, 2004, we issued 30,500 stock purchase warrants exercisable at $0.25 per share and 19,500 stock purchase warrants exercisable at $0.10 per share each to Marc Haskell, Richard Berkley and Alan Sheinwald pursuant to a consulting agreement. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

On June 4, 2004, Michael Kelly converted a promissory note in the amount of $5.000 into 50,000 shares of our Common Stock at $0.10 per share. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

On June 4, 2004, we issued 30,000 shares of our Common Stock valued at $.10 per share to Forma Designs, Inc. for services rendered. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

On June 4, 2004, we issued 310,000 stock purchase warrants to Dennis Oon, Gary Murphy, Brian Kramen and Ed English exercisable at $0.20 per share for services rendered. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

On June 8, 2004, we issued 975,000 shares of our Common Stock valued at $.10 per share and 975,000 stock purchase warrants exercisable at $0.25 per share pursuant to an agreement in which Current Capital would provide investor relation services for us. This issuance was exempt from registration pursuant to
Section 4(2) of the Securities Act.

On June 8, 2004, we issued 375,000 shares of our Common Stock valued at $.10 per share and 375,000 stock purchase warrants exercisable at $0.25 per share to Current Capital Corp. pursuant to an agreement in which Current Capital would provide investor relation services for us. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

On June 8, 2004, we issued 200,000 shares of our Common Stock valued at $.10 per share to Phil Snowden and C. Clark Burns pursuant to a consulting agreement. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

On June 16, 2004, we issued 60,000 shares of our Common Stock valued at $ .10 per share and 100,000 stock purchase warrants exercisable at $0.50 each to Frank Maresca Associate, Inc., William Schnell & Associates, Inc. and Bruce W. Geiger & Associates, Inc. pursuant to a consulting agreement. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None


ITEM 5. OTHER INFORMATION.
None


ITEM 6. EXHIBITS AND REPORTS ON FROM 8-K

INDEX TO EXHIBITS
EXHIBIT NO.             DESCRIPTION
----------              -----------



31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,


REPORTS ON FORM 8-K

None


SIGNATURES
In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CYBERLUX CORPORATION

(Registrant)

Date:August 20, 2004

/s/ Donald F. Evans
----------------------
Donal F. Evans

CEO and Chairman of the Board

================================================================================