Form 10QSB
period 2004-09-30
CYBERLUX CORP
filed 2004-11-16
CIK 1138169

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


                     For the Period Ended September 30, 2004

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

         Yes  [x]           No [_]

As of September 30, 2004, the Company had 19,915,905 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [_]          No [X]

                              CYBERLUX CORPORATION

                                      INDEX

PART I         FINANCIAL INFORMATION

               ITEM 1       Consolidated Balance Sheets -September 30, 2004 (unaudited) and
                            December 31, 2003                                                                   3

                            Consolidated  Statements  of  Operations - Three and Nine Months
                            Ended  September  30,  2004  and  2003 (unaudited)  and the of
                            Period May 17, 2000 (Date of Inception) Through September 30, 2004                  4

                            Condensed  Statement of (Deficiency) in  Stockholders'  Equity
                            For the Period From May 17, 2000 (Date of Inception) Through
                            September 30, 2004                                                                  5

                            Consolidated  Statements of Cash Flows - Nine Months Ended
                            September 30, 2004 and 2003  (unaudited)  and the Period  From
                            May 17,  2000  (Date of  Inception) Through September 30, 2004                     10

                            Notes to Interim Financial Statements (unaudited)                                  12

               ITEM 2       Management's  Discussion  and Analysis of Financial  Condition and
                            Results of Operations                                                              18

               ITEM 3       Controls and Procedures                                                            27

PART II        OTHER INFORMATION

               ITEM 1         Legal proceedings                                                                28
               ITEM 2         Changes in securities and use of proceeds                                        28
               ITEM 3         Defaults upon senior securities                                                  28
               ITEM 4         Submission of matters to a vote of security holders                              28
               ITEM 5         Other information                                                                28
               ITEM 6         Exhibits                                                                         28

               SIGNATURES                                                                                      30

               EXHIBITS

ITEM 1. FINANCIAL STATEMENTS


                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                     SEPTEMBER 30 ,2004
                                                                         (UNAUDITED)     DECEMBER 31 ,2003
                                                                         -----------     -----------------
                              ASSETS

Current assets:
  Cash and cash equivalents                                              $   284,992        $    16,247
  Accounts receivable                                                         49,297                 --
                                                                         -----------        -----------

            Total current assets                                             334,289             16,247

Property, plant and equipment, net of
accumulated depreciation of
$82,662 and $44,649, respectively                                             50,830             68,845

Other assets, net of accumulated
amortization of $7,797 and $0, respectively                                  216,765            236,000

Total Assets                                                             $   601,884        $   321,092
                                                                         ===========        ===========


              LIABILITIES AND (DEFICIENCY) IN STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued interest                                                       $    55,280        $   104,976
  Other accrued liabilities                                                  226,628            296,388
  Management fees payable - related party                                    272,838            996,508
  Short term notes payable - shareholders                                    115,245            207,845
  Convertible note payable (note D)                                          500,000                 --

  Short term notes payable                                                    65,000            320,000
                                                                         -----------        -----------

          Total current liabilities                                        1,234,991          1,925,717

Long Term liabilities                                                        406,525            347,610

(Deficiency) in Stockholders' Equity:
Convertible preferred stock                                                      801                  1
Common stock                                                                  19,916              8,049
Additional paid-in capital                                                 6,975,322          2,337,736
Subscription receivable                                                           --           (276,186)
Deficit accumulated during development stage                              (8,035,671)        (4,021,835)
                                                                         -----------        -----------

(Deficiency) in stockholders' equity                                      (1,039,632)        (1,952,235)
                                                                         -----------        -----------
    Total liabilities and (Deficiency) in Stockholders' Equity           $   601,884        $   321,092
                                                                         ===========        ===========

    See accompanying notes to the unaudited condensed financial information.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                  For the Period
                                                                                                                    May 17, 2000
                                                                                                                     (date of
                                                                                                                     inception)
                                             For the Three Months Ended     For the Nine Ended                        Through
                                                    September 30,              September 30,                       September 30,
                                                2004             2003              2004              2003              2004
                                           ------------      ------------      ------------      ------------      ------------
Revenue                                    $      2,082      $     87,375      $     23,288      $     87,375      $     97,526

Cost of goods sold                              (15,724)         (130,368)          (32,111)         (130,368)         (194,095)
                                           ------------      ------------      ------------      ------------      ------------

Gross profit (loss)                             (13,642)          (42,993)           (8,823)          (42,993)          (96,569)

Operating Expenses
   Depreciation and amortization                 14,159             5,675            45,811           240,924           371,709
   General and administrative expenses          589,083           319,289         2,505,898           880,155         5,096,206
                                           ------------      ------------      ------------      ------------      ------------


            Total Operating Expenses            603,242           324,964         2,551,709         1,121,079         5,467,915

(Loss) from Operations                         (616,884)         (367,957)       (2,560,532)       (1,164,072)       (5,564,484)

Other Income (expense)                               --                --                --                --                --
Interest Income                                       1                --                63                --               103
                                                                                                                       (935,041)

Interest Expense                               (598,741)          (15,189)         (653,367)          (54,123)
Income tax (benefit)                                 --                --                --                --                --
                                           ------------      ------------      ------------      ------------      ------------

Net Loss Before Preferred Dividend           (1,215,624)         (383,146)       (3,213,836)       (1,218,195)       (6,499,422)
Preferred dividend                              (24,000)               --           (48,000)               --           (48,000)
Preferred dividend-Beneficia
conversion discount on
convertible preferred                                --                --          (800,000)               --        (1,536,250)

Net loss attributable to
  common shareholders                      $ (1,239,624)     $   (383,146)     $ (4,061,836)     $ (1,218,195)     $ (8,083,672)
                                           ============      ============      ============      ============      ============

   Weighted average number of
   common shares outstanding -
   basic and fully diluted                   19,388,317         7,626,979        17,080,605         7,148,468               n/a
                                           ============      ============      ============      ============      ============

   Net (loss) per share - basic &
   fully diluted                           $      (0.06)     $      (0.05)     $      (0.24)     $      (0.17)              n/a
                                           ============      ============      ============      ============      ============

    See accompanying notes to the unaudited condensed financial information.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY FOR THE
        PERIOD MAY 17,2000 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004

                                                                                                  STOCK       DEFICIT      TOTAL
                                                                                               SUBSCRIPTION ACCUMULATED (DEFICIENCY)
                                                                                     ADDITIONAL RECEIVABLE/    DURING       IN
                                              COMMON STOCK        PREFERRED STOCK     PAID IN   RECEIVED IN DEVELOPMENT SHAREHOLDERS
                                          SHARES      AMOUNT     SHARES    AMOUNT     CAPITAL     ADVANCE     STAGE       EQUITY
                                         ---------  ---------  ---------  ---------  ---------   ---------  ---------    ---------
Common shares issued in May, 2000 to
founders in exchange  for cash at $0.01
per share                                1,640,000  $   1,640         --         --  $     560         --         --   $   2,200

Common shares issued in May, 2000 in
exchange for research and development
services valued at $.09 per share          750,000        750         --         --     68,003         --         --      68,753

Common shares issued in May, 2000 in
exchange for services valued @$.05
per share                                  875,000        875         --         --     35,710         --         --      36,585

Common shares issued in July, 2000 in
exchange for convertible debt at $.15
per share                                  288,000        288         --         --     39,712         --         --      40,000

Capital contributed by principal
shareholders                                    --         --         --         --     16,000         --         --      16,000

Common shares issued in November, 2000
for cash in connection with private
placement $.15 per share                   640,171        640         --         --     95,386         --         --      96,026

Common shares issued in November, 2000
in exchange for services valued @$.15
per share issued for consulting
services                                   122,795        123         --         --     18,296         --         --      18,419

Net loss                                        --         --         --         --         --         --   (454,651)   (454,651)
                                         ---------  ---------  ---------  ---------  ---------  ---------  ---------   ---------

BALANCE, DECEMBER 31, 2000               4,315,966      4,316         --         --    273,667         --   (454,651)   (176,668)

Common shares issued in January, 2000
in exchange for convertible debt at
$.15 per share                             698,782        699         --         --    104,118         --         --     104,817

Stock options issued in May, 2001
valued @ $.15 per option in exchange
for services                                    --         --         --         --     52,500         --         --      52,500

Warrant issued in May 2001, valued at
$0.15 per warrant in exchange for
placement of debt                               --         --         --         --     75,000         --         --      75,000

Common shares issued in September                                                                                           2001
in exercise for warrant at $.15 per
share                                        3,000          3         --         --        447         --         --         450

Common shares issued in September 2001
for cash in connection  with exercise
of warrant at $.10 per share               133,000        133         --         --     13,167         --         --      13,300

Common shares issued in November 2001
for cash in connection with exercise
of warrant at $.0001 per share             500,000        500         --         --         --         --         --         500

Common shares issued in Nov, 01 on
exercise of options at $.0001 per share    350,000        350         --         --         --         --         --         350

    See accompanying notes to the unaudited condensed financial information.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY FOR THE
        PERIOD MAY 17,2000 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004
                                   (CONTINUED)

                                                                                            STOCK        DEFICIT      TOTAL
                                                                                         SUBSCRIPTION  ACCUMULATED (DEFICIENCY)
                                                                              ADDITIONAL RECEIVABLE/     DURING         IN
                                   COMMON STOCK           PREFERRED STOCK       PAID IN  RECEIVED IN  DEVELOPMENT  SHAREHOLDERS
                                SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL    ADVANCE        STAGE       EQUITY
                              ----------  ----------  ----------  ----------  ----------  ----------   ----------   ----------
Common shares issued in
December, 2001 in exchange
for convertible debt at
$.50 per share                   133,961         134          --          --      66,847          --           --       66,981

Common shares issued in
December, 2001 in exchange
for debt at $.50 per share        17,687          17          --          --          --          --        8,825        8,842

Net loss                              --          --          --          --          --          --     (636,274)    (636,274)
                              ----------  ----------  ----------  ----------  ----------  ----------   ----------   ----------

BALANCE AT DECEMBER 31, 2001   6,152,396       6,152          --          --     594,571          --   (1,090,925)    (490,202)

Common shares issued in
May, 2002 in exchange for
services valued at
$.70 per share                    70,000          70          --          --      49,928          --           --       49,998

Common shares issued in
November, 2002 in exchange
for services valued at
$.25 per share                   150,000         150          --          --      37,350          --           --       37,500

Common shares issued in
December, 2002 as rights
offerings at $0.25 per share     256,000         256          --          --      63,744          --           --       64,000
Subscription receivable
for 10,000 shares issued              --          --          --          --          --      (2,500)          --       (2,500)
                              ----------  ----------  ----------  ----------  ----------  ----------   ----------   ----------

Net loss                              --          --          --          --          --          --     (700,104)    (700,104)
                              ----------  ----------  ----------  ----------  ----------  ----------   ----------   ----------

BALANCE AT DECEMBER 31, 2002   6,628,396       6,628          --          --     745,593      (2,500)  (1,791,029)  (1,041,308)

Common shares issued in
March, 2003 in connection
with exercise of options
at $.0001 per share              250,000         250          --          --          --          --           --          250

Funds received for
stock subscription                    --          --          --          --          --       2,500           --        2,500

Common shares issued to
Cornell Capital Partners
in March 2003 in connection
with Loan Commitment valued
at $0.75 per share               300,000         300          --          --     224,700          --           --      225,000

Common shares issued in
March, 2003 in exchange for
services valued at
$0.75 per share                   13,333          14          --          --       9,987          --           --       10,001

    See accompanying notes to the unaudited condensed financial information.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY FOR THE
        PERIOD MAY 17,2000 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004
                                   (CONTINUED)

                                                                                                STOCK        DEFICIT      TOTAL
                                                                                             SUBSCRIPTION  ACCUMULATED (DEFICIENCY)
                                                                                 ADDITIONAL  RECEIVABLE/     DURING         IN
                                      COMMON STOCK           PREFERRED STOCK       PAID IN   RECEIVED IN  DEVELOPMENT  SHAREHOLDERS
                                   SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL     ADVANCE        STAGE       EQUITY
                                 ----------  ----------  ----------  ----------  ----------   ----------   ----------   ----------
Robrady Design Note was
converted into 196,120 shares
@.25 per share                      196,120         196          --          --      48,833           --           --       49,029

Common Shares issued to Mark
Schmidt for services in June
2003. The 200,000 shares were
issued at $0.25 per share           200,000         200          --          --      49,800           --           --       50,000

Common shares issued to
Capital Funding Solutions
September 2003, 450,000 shares
were issued at $0.20 per share
Shares secure a sales factoring
agreement                           450,000         450          --          --      89,550           --           --       90,000

Common shares issued in
November 2003 for consulting
services valued at $0.50 per
share                                11,292          11          --          --       5,634           --           --        5,645

Convertible Preferred Shares
issued in December 2003 valued
at $5,000 per share, Class A             --          --         155           1     774,999     (276,186)          --      498,814

Warrants on convertible
preferred shares                         --          --          --          --    (347,610)          --           --     (347,610)

Beneficial conversion discount
on convertible preferred shares          --          --          --          --     736,250           --           --      736,250

Net (Loss)                               --          --          --          --          --           --   (2,230,806)  (2,230,806)
                                 ----------  ----------  ----------  ----------  ----------   ----------   ----------   ----------

Balance at December 31, 2003      8,049,141       8,049         155           1   2,337,736     (276,186)  (4,021,835)  (1,952,235)

Issuance of convertible
preferred shares Class B in
January 2004 for accrued
management fees at $1 per share          --          --     800,000         800     799,200           --           --      800,000

Proceeds from subscriptions
Receivable                               --          --          --          --          --      276,186           --      276,186

Common Shares issued in
January, 2004 in exchange for
services at $0.37 per share         260,000         260          --          --      95,940           --           --       96,200

Common Shares issued in January
2004 in exchange  for services
at $0.37 per share                  225,000         225          --          --      83,025           --           --       83,250

Common Shares issued in January
2004 in exchange for services
valued at $0.37 per share         2,100,000       2,100          --          --     774,900           --           --      777,000

    See accompanying notes to the unaudited condensed financial information.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY FOR THE
        PERIOD MAY 17,2000 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004
                                   (CONTINUED)

                                                                                              STOCK        DEFICIT      TOTAL
                                                                                           SUBSCRIPTION  ACCUMULATED (DEFICIENCY)
                                                                               ADDITIONAL  RECEIVABLE/     DURING         IN
                                    COMMON STOCK           PREFERRED STOCK       PAID IN   RECEIVED IN  DEVELOPMENT  SHAREHOLDERS
                                 SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL     ADVANCE        STAGE       EQUITY
                               ----------  ----------  ----------  ----------  ----------   ----------   ----------   ----------
Shares issued for note
payable at $0.25 in
January 2004                     110,764          111           --          --      27,580           --          --       27,691

Shares issued for
consulting services
at $0.21 per share             1,200,000        1,200           --          --     250,800           --          --      252,000

Beneficial conversion
discount-preferred stock
dividend with respect
to convertible preferred
shares Class B                        --           --           --          --     800,000           --          --      800,000

Net loss                              --           --           --          --          --           --  (2,268,934)  (2,268,934)

BALANCE AT MARCH 31, 2004     11,944,905  $    11,945      800,155 $       801 $ 5,169,181  $        -- $(6,290,769) $(1,108,842)

Warrants issued in
exchange for Services,
April 2004                            --           --           --          --     243,000           --          --      243,000

Common shares canceled
for return of collateral
deposit with factor             (450,000)        (450)          --          --     (89,550)          --          --      (90,000)

Common shares issued for
cash in private placement
at $0.10 per share, May 2004   5,310,000        5,310           --          --     525,690           --          --      531,000

Class A Preferred shares
issued for cash at $5,000
per share, May 2004                   --           --       15.861          --      79,308           --          --       79,308

Warrants on convertible
preferred shares
Class A shares                        --           --           --          --     (58,915)          --          --      (58,915)

Common shares issued in
exchange for note payable
at $0.10 per share,
June, 2004                        50,000           50           --          --       4,950           --          --        5,000

Common Shares issued in
exchange for services
valued at $0.10 per share,
June 2004                      1,560,000        1,560           --          --     154,440           --          --      156,000

Common Shares issued 2004
in exchange for services
valued at $0.10 per share,
June 2004                        200,000          200           --          --      19,800           --          --       20,000

Subscriptions received in
advance for shares to
be issued                             --           --           --          --          --       22,500          --       22,500

Common Shares issued in
exchange for services
adjusted for issue prices             --           --           --          --     (44,640)          --          --      (44,640)

Net (Loss)                            --           --           --          --          --           --    (529,279)    (529,279)
                             -----------  -----------  ----------- ----------- -----------  ----------- -----------  -----------

BALANCE AT JUNE 30, 2004      18,614,905  $    18,615      800,171 $       801 $ 6,003,264  $    22,500 $(6,820,048) $  (774,868)
                             ===========  ===========  =========== =========== ===========  =========== ===========  ===========

    See accompanying notes to the unaudited condensed financial information.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF DEFICIENCY IN STOCKHOLDER'S EQUITY FOR THE
        PERIOD MAY 17,2000 (DATE OF INCEPTION) THROUGH SEPTEMBER 30, 2004
                                   (CONTINUED)

                                                                                                 STOCK        DEFICIT      TOTAL
                                                                                              SUBSCRIPTION  ACCUMULATED (DEFICIENCY)
                                                                                  ADDITIONAL  RECEIVABLE/     DURING         IN
                                       COMMON STOCK           PREFERRED STOCK       PAID IN   RECEIVED IN  DEVELOPMENT  SHAREHOLDERS
                                    SHARES      AMOUNT      SHARES      AMOUNT      CAPITAL     ADVANCE        STAGE       EQUITY
                                  ----------  ----------  ----------  ----------  ----------   ----------   ----------   ----------
Common shares issued in
exchange for services valued at
$0.40 per share, July, 2004         100,000         100          --           --      39,900           --           --       40,000

Common shares issued for cash
in private placement at $0.10
per share, July 2004                100,000         100          --           --       9,900      (10,000)          --           --

Common shares issued for
conversion of convertible
preferred A shares, August 2004     200,000         200          (4)          --        (200)          --           --           --

Common shares issued for
exercise of warrants at $0.25
per share, August 2004              701,000         701          --           --     174,549      (12,500)          --      162,750

Warrants issued to consultants
for services                             --          --          --           --     106,173           --           --      106,173

Beneficial conversion feature
of convertible notes (Note D)            --          --          --           --     500,000           --           --      500,000

Value of warrants attached to
convertible notes (Note D)               --          --          --           --      91,937           --           --       91,937

Common shares issued for
exercise of warrants at $0.25
per share, September 2004           200,000         200          --           --      49,800           --           --       50,000

Net (Loss)                               --          --          --           --          --           --   (1,215,624)  (1,215,624)
                                ----------- ----------- -----------  ----------- -----------  -----------  -----------  -----------

BALANCE AT SEPTEMBER 30, 2004    19,915,905 $    19,916     800,167  $       801 $ 6,975,322  $        --  $(8,035,672) $(1,039,631)
                                =========== =========== ===========  =========== ===========  ===========  ===========  ===========

    See accompanying notes to the unaudited condensed financial information.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     For the Period
                                                                                      May 17, 2000
                                                                                       (date of
                                                                                       inception)
                                                    For the Nine Months Ended           Through
                                                           September 30,             September 30,
                                                       2004              2003             2004
                                                    -----------      -----------      -----------
CASH FLOW FROM OPERATING ACTIVITIES:

Net (loss) available to common stockholders         $(4,013,836)     $(1,218,195)     $(8,035,671)

Depreciation and amortization                            45,811          240,924          371,708
Beneficial conversion discount - preferred
stock dividend                                          800,000               --        1,536,250

Amortization of debt discount - beneficial
conversion feature of convertible note (Note D)         500,000               --          500,000

Amortization of debt discount - value of
warrants attached to convertible note (Note D)           91,937               --           91,937

Stock options issued for consulting services                 --           60,000          107,504

Shares issued for previously incurred debt               32,691            9,030           81,721

Warrants issued to consultants for services             349,173               --          349,173

Shares issued/(canceled) for factoring deposit          (90,000)          90,000               --

Loan extension write off                                     --               --           25,000

Preferred shares issued for conversion of
accrued management fees                                 723,670               --          723,670

Preferred shares issued for previously
incurred debt                                            76,330               --           76,330

Accrued expenses relating to escrow deposits                 --           20,000           23,814

Shares issued for consulting services                 1,367,810               --        1,540,960

Share issued for research and development                    --               --           68,753

(Increase)/ decrease in accounts receivable             (11,862)              --          (11,862)

(Increase)/ decrease in Due From Factor, net                 --          (18,710)              --

(Increase) / decrease in inventory                           --           (8,208)              --

Decrease (increase) in deposit                               --            8,614               --

(Increase) decrease in prepaid expenses                 (89,101)              --          (89,101)

(Increase) / decrease in other assets                    63,105               --         (172,895)

Increase (decrease) in accrued interest                 (49,696)          21,041           55,280

(Decrease) increase in management fee payable
- related party                                        (723,670)         424,418          272,838

Increase in accounts payable                            (69,760)         314,878          226,628
                                                    -----------      -----------      -----------

NET CASH USED IN OPERATING ACTIVITIES                  (997,398)         (56,208)      (2,257,963)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of fixed assets                                (19,998)         (33,000)        (133,492)
                                                    -----------      -----------      -----------

NET CASH USED IN INVESTING ACTIVITIES                   (19,998)         (33,000)        (133,492)

CASH FLOWS FROM FINANCING ACTIVITIES:

(Payments for) / proceeds from short-term
notes payable, net                                     (255,000)              --          212,455

Proceeds from short-term notes
payable-shareholders  (net)                             (92,600)          72,000          115,245

Issuance of preferred stock                              79,308               --          554,307

Capital contributed by shareholders                     276,186               --          292,186

Increase in convertible notes payable                   500,000               --          500,000

Receipts from subscriptions receivable                       --            2,500               --

Issuance of common stock                                778,247              250        1,002,254

NET CASH PROVIDED BY FINANCING ACTIVITIES             1,286,141           74,750        2,676,447
                                                    -----------      -----------      -----------

    See accompanying notes to the unaudited condensed financial information.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (CONTINUED)
                                   (UNAUDITED)

Net increase in cash                                   268,,745          (14,458)         284,992
                                                    -----------      -----------      -----------
Cash - beginning                                         16,247           26,086               --
                                                    -----------      -----------      -----------
Cash - ending                                       $   284,992      $    11,628      $   284,992
                                                    ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                        111,126           18,202          162,026
   Income taxes paid                                         --               --               --
Non Cash investing and financing activities:
Shares issued for research and development and
consulting                                          $        --      $        --      $   106,253
Shares issued for conversion of debt                     32,691            9,030          346,384

Warrants issued in connection with financing                 --               --           75,000
Warrants issued to consultants for services             349,173               --          349,173

Options issued in connection with services                   --               --           52,500
Shares issued in connection with services             1,367,810           60,000        1,540,960

Shares issued in connection with loan                        --          225,000          225,000
Shares issued in connection with factoring              (90,000)          90,000               --

Warrants issued (detachable) with convertible
preferred share                                          58,915               --          406,525
Amortization of debt discount - beneficial
conversion feature of convertible note (Note D)         500,000               --          500,000
Amortization of debt discount - value of
warrants attached to convertible note (Note D)           91,937               --           91,937
Beneficial conversion discount on convertible
preferred shares                                        800,000               --        1,536,250
Convertible preferred shares issued for
previously incurred debt                                 76,330               --           76,330
Convertible preferred shares issued for
accrued management fees                                 723,670               --          723,670

     See accompanying notes to the unaudited condensed financial information

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

BUSINESS AND BASIS OF PRESENTATION

Cyberlux Corporation (the "Company") is in the development stage and its effort have been principally devoted to seeking profitable business opportunities. To date the Company has incurred expenses and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through September 30 2004, the Company has accumulated losses of $8,035,671.

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note E):

                                                       For the three months ended        For the nine months ended
                                                              September 30,                   September 30,
                                                         2004              2003            2004              2003
                                                      -----------      -----------      -----------      -----------
Net loss attributable to common stockholders -        $(1,239,624)     $  (383,146)     $(4,061,836)     $(1,218,195)
as reported
Add: Total stock based employee compensation
expense as reported under intrinsic value method               --               --               --               --
(APB. No. 25)

Deduct: Total stock based employee compensation
expense as reported under fair value based
method (SFAS No. 123)                                          --               --               --               --
                                                      -----------      -----------      -----------      -----------

Net loss - Pro Forma                                  $(1,239,624)     $  (383,146)     $(4,061,836)     $(1,218,195)

Net loss  attributable  to common  stockholders -     $(1,239,624)     $  (383,146)     $(4,061,836)     $(1,218,195)

Pro forma
Basic (and assuming dilution) loss
per share - as reported                               $     (0.06)     $     (0.05)     $     (0.24)     $     (0.17)
Basic (and assuming dilution)
loss per share - Pro forma                            $     (0.06)     $     (0.05)           (0.24)           (0.17)


NEW ACCOUNTING PRONOUNCEMENTS

On June 30, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a Company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the Company's equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a Company's ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. The Company is in the process of assessing the potential impact of this proposed statement to the financial statements.

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

In January, 2004, the Company issued 2,100,000 shares of its common stock in exchange for services totaling $777,000. The stock issued was valued at approximately $0.37 per share, which represents the fair value and which did not differ materially from the value of the services rendered.

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

In May, 2004 the Company issued 5,310,000 shares of common stock at $0.10 per share for private placement for cash. In connection with the offering , the investors received a warrant to purchase the Company's common stock for each share of common stock purchased ( "Class A Warrants ") The warrants have an exercise price of $0.25 per share and expire June 30, 2004.

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

In  June  2004,  the  Company   received  cash  $22,500  in  connection  with  a
subscription to acquire shares of the Company's common stock. In July 2004, the Company issued 100,000 shares of common stock at $0.10 per share.

In July, 2004 the Company issued 100,000 shares of common stock in exchange for services rendered to the Company valued at $40,000. The shares were issued at $0.40 per share which represents the fair value of the stock issued which did not materially differ from the value of the services rendered.

In August 2004, the Company issued 701,000 shares of common stock against exercise of warrants at $0.25 per share for $150,250 in cash and balance $12,500 was adjusted out of cash received in June 2004.

In August 2004, the Company issued 200,000 shares of common stock for exercise of warrants at $0.25 per share for cash.

In August 2004, holders of 4 preferred shares series A exercised their rights to convert into 200,000 shares of common stock.

In September 2004, the Company recognized and measured an aggregate of $500,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and expensed as interest.

In September 2004, the Company recognized the value attributable to the warrants in the amount of $91,937 to additional paid in capital and as interest expenses.

During the three months ended September 30, 2004, the Company issued warrants to consultants for services for $106,173 which represents the fair value of the warrants issued, which did not differ materially from the value of the services rendered.

NOTE C - CONVERTIBLE PREFERRED STOCK

SERIES A PREFERRED STOCK

In May 2004, the Company issued 15.861 Series A Preferred shares, par value $0.001 per share, at $5,000 per share in exchange for $79,308. The Series A Preferred shares are convertible at the option of the holder to 50,000 shares of the Company's common stock for each share of Series A Preferred stock. The Series A Preferred holders also received two (2) warrants ("Series A and Series B Warrants") to purchase 50,000 shares of Common Stock, per warrant, for each share of Series A Preferred (or fraction thereof) issued. The Series A Warrants shall have an exercise price per share equal to $0.25 and shall expire in three
(3) years. The Series B Warrants shall have an exercise price per share equal to $1.05 and shall expire five (5) years, subject to the number of number of shares acquired pursuant to the Series A Warrants. In August 2004, holders of 4 preferred shares series A exercised their rights to convert into 200,000 shares of common stock.

SERIES B PREFERRED STOCK

In January, 2004, the Company issued 800,000 shares of its preferred stock B in lieu of certain accrued management services fee payable and notes payable including interest payable thereon totaling $800,000 to officers of the company The stock issued was valued at approximately $1.00 per share, which represents the fair value of the stock. The shares of preferred stock are convertible into common shares at $0.20 per share which was amended in April 2004 to $0.10 per share. In connection with the transaction, the Company recorded beneficial conversion discount of $800,000 - preferred dividend relating to the issuance of convertible preferred stock.

NOTE D - CONVERTIBLE NOTES PAYABLE

A summary of convertible notes payable at September 30, 2004 is as follows:

  On  September  23,  2004,  interest  at 10%,  mature  two  years  from the date of issuance,  and are  convertible  into the  Company's  common  stock,  at the lower of  a)$0.72;  b)50% of the average of the three  lowest  intraday  trading  prices for the common stock.. The full principal amount of the secured  convertible notes is due upon a default under the terms of secured  convertible  notes.  The note is secured on  substantially  all of the  Company's  assets,  including the assets of
  wholly owned  subsidiaries,  and  intellectual  property.  During the period ended       $ 500,000
  September  30, 2004,  a total of $0 of  convertible  note was  converted to common stock of the Company.
  Less: current portion                                                                      500,000
                                                                                           ---------
                                                                                           $      --
                                                                                           =========

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the convertible note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. During the period ended September 30, 2004, the Company recognized and measured an aggregate of $500,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is expensed immediately as interest expense since note can be converted in to common shares at any time.

In connection with the placement of the convertible note, the Company issued non-detachable warrants granting the holders the right to acquire 750,000 shares of the Company's common stock at $0.50 per share. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain
Convertible Instruments ("EITF - 0027"), the Company recognized the value attributable to the warrants in the amount of $91,937 to additional paid in capital and a discount against the convertible note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 1.01%, a dividend yield of 0%, and volatility of 127%. The debt discount attributed to the value of the warrants issued is expensed as interest expense.

NOTE E - WARRANTS TO PURCHASE COMMON STOCK

The following condensed table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to consultants and shareholders at September 30, 2004.

                                WARRANTS OUTSTANDING                                   WARRANTS EXERCISABLE
                                --------------------                                   --------------------
                                            WEIGHTED AVERAGE          WEIGHED                        WEIGHTED
                           NUMBER        REMAINING CONTRACTUAL        AVERAGE         NUMBER         AVERAGE
    EXERCISE PRICES     OUTSTANDING           LIFE (YEARS)        EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
    ---------------     -----------           ------------        --------------    -----------   --------------
         $ 0.10            91,500                  5                    $ 0.10          91,500       $ 0.10
           0.20           705,000                  4                      0.20         705,000         0.20
           0.25        10,101,564                  3                      0.25      10,101,564         0.25
           0.50         1,050,000                  4                      0.50       1,050,000         0.50
           1.05         8,643,064                  3                      1.05       8,643,064         1.05
                       ----------                                                   ----------

                       20,591,128                 2.86                              20,591,128
                       ==========                 ====                              ==========

Transactions involving the Company's warrant issuance are summarized as follows:


                                                   Number of   Weighted Average
                                                    Shares     Price Per Share
                                                    ------     ---------------

          Outstanding at December 31, 2003        15,895,000     $     0.25
             Granted                               4,696,128     $     0.36
             Exercised                                    --             --
             Canceled or expired                          --             --
                                                  ----------     ----------
          Outstanding at June 30, 2004            20,591,128     $     0.60
                                                  ==========     ==========

The weighted-average fair value of warrants granted to consultants during the period ended September 30, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                 2004           2003
                                                              ----------     ----------
          Significant assumptions (weighted-average):
              Risk-free interest rate at  grant date                1.01%           n/a
              Expected stock price volatility                        127%           n/a
              Expected dividend payout                                --             --
              Expected option life-years (a)                  3- 4 years            n/a


      (a)   The expected option life is based on contractual expiration dates

The estimated value of the warrants granted to consultants was in lieu of cash compensation for services performed. The amount of the expense charged to operations in connection with granting the warrants to consultants was $349,173 and $0 during the period ended September 30, 2004 and 2003, respectively.

NOTE F - COMMITMENTS AND CONTIGENCIES

On September 23, 2004, the Company entered into a Securities Purchase Agreement with investors for the sale of (i) $1,500,000 in secured convertible notes and
(ii) warrants to purchase 2,250,000 shares of Company's common stock. The secured convertible notes bear interest at 10%, mature two years from the date of issuance, and are convertible into Company's common stock, at the investors' option, at the lower of a)$0.72; b)50% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes are due upon a default under the terms of secured convertible notes. In addition, the Company granted the investors a security interest in substantially all of Company's assets, including the assets of Company's wholly owned subsidiaries, and intellectual property. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.50 per share. The investors may exercise the warrants on a cashless basis if the shares of common stock underlying the warrants are not then registered pursuant to an effective registration statement. In the event the investors exercise the warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrants or issued in connection with the secured convertible notes issued pursuant to the Securities Purchase Agreement. As of September 30 2004, the Company has received $500,000 for convertible note payable.

NOTE G - SUBSEQUENT EVENTS

Company's plan to increase the number of authorized shares of common stock from 100,000,000 shares to 300,000,000 shares.

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

GENERAL OVERVIEW

      We are in the development stage and our efforts have been principally devoted to designing, developing manufacturing and marketing advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.

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

      On April 27, 2004, we received an initial purchase order from the City of Cleveland for the pilot phase implementation of our Emergency Lighting Augmentation System project. The nature and purpose of our Emergency Lighting Augmentation System is its ability to provide up to 60 hours of light in bathrooms, stairwells, elevators, corridors, equipment rooms and interior offices from its custom constant charge battery pack and expandable lighting element configuration. The system retrofits into existing fluorescent fixtures where its patented sensor differentiates between power off at a wall switch and a power outage in the building's electrical system. We concluded the pilot phase in June 2004 and are working on proposals to extend our installation of our Emergency Lighting Augmentation System for the Cleveland municipality including the Cleveland Hopkins International Airport.

      During the second quarter of 2004, we met with officials from the State of New York who expressed interest in our long-term interim lighting solutions. We also met with security administrators of the Metropolitan Transit Authority and the Port Authority in the City of New York. The Metropolitan Transit Authority requested that we submit a proposal to provide long term interim lighting pilot installations in New York City's subway system to include passenger platforms, rail cars and tunnel accesses. We anticipate a similar proposal request from the Port Authority relative to Newark, LaGuardia and JFK airports and the Port Authority Holland Tunnel system.

      Although, we have been focused on emergency lighting due to power grid failures and blackout concerns expressed by Homeland Security officials, we have also made advances from the retail segment of our business. For the Christmas retail season, we are developing a camping light positioning and are marketing the "CampLamp" to major national retailers. In addition, our Home Safety Light is continuing to gain sales acceptance across the broad retail channel and we anticipate launching the next generation of Home Safety Light for the Christmas season.

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

      o     stock-based compensation; and

      o     revenue recognition.

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

RESULTS OF OPERATIONS

REVENUES

We have generated operating revenues from operations of $97,526 from our inception. We believe we will begin earning revenues from operations in our second year of actual operation as the Company transitions from a development stage company to that of an active growth and acquisition stage company

COSTS AND EXPENSES

From our inception through September 30, 2004, we have generated revenues of $97,526 from operations. We have incurred losses of $6,499,422 during this period. These expenses were associated principally with equity-based compensation to employees and consultants, product development costs and professional services.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had a working capital deficit of $900,702. As a result of our operating losses from our inception through September 30, 2004, we generated a cash flow deficit of $2,257,963 from operating activities. Cash flows used in investing activities was $133,492 during the period May 17, 2000 (date of our inception) through September 30, 2004. We met our cash requirements during this period through the private placement of $1,848,747, through the issuance of our common and preferred stock, and $712,455 from the issuance of notes payable and advances of $115,245, net of repayments, to our officers and shareholders and advances.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

Our independent certified public accountant has stated in their report included in our December 31, 2003 Form 10-KSB, as amended, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on September 23, 2004 for the sale of (i) $1,500,000 in secured convertible notes and (ii) warrants to buy 2,250,000 shares of our common stock. We filed a registration statement pertaining to the resale of the common stock underlying these secured convertible notes and warrants was filed on October 13, 2004. The investors are obligated to provide us with an aggregate of $1,500,000 as follows:

      o     $500,000 was disbursed on September 23, 2004;

      o     $500,000 was disbursed on October 20; and

      o $500,000 will be disbursed within five days of the registration statement being declared effective.

Accordingly, we have received a total of $1,000,000 pursuant to the Securities Purchase Agreement. The proceeds received from the sale of the secured convertible notes will be used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

The secured convertible notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.72 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.50 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

Since the conversion price will be less than the market price of the common stock at the time the secured convertible notes are issued, we anticipate recognizing a charge relating to the beneficial conversion feature of the secured convertible notes during the quarter in which they are issued, including the third quarter of fiscal 2004 when $500,000 of secured convertible notes were issued.

We will still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

On June 30, 2004, the Financial Accounting Standards Board (FASB) issued a proposed Statement, Share-Based Payment, an amendment of FASB Statements No. 123 and 95, that would require companies to account for stock-based compensation to employees using a fair value method as of the grant date. The proposed statement addresses the accounting for transactions in which a Company receives employee services in exchange for equity instruments such as stock options, or liabilities that are based on the fair value of the Company's equity instruments or that may be settled through the issuance of such equity instruments, which includes the accounting for employee stock purchase plans. This proposed statement would eliminate a Company's ability to account for share-based awards to employees using APB Opinion 25, Accounting for Stock Issued to Employees but would not change the accounting for transactions in which a company issues equity instruments for services to non-employees or the accounting for employee stock ownership plans. The proposed statement, if adopted, would be effective for awards that are granted, modified, or settled in fiscal years beginning after December 15, 2004. The Company is in the process of assessing the potential impact of this proposed statement to the financial statements.

NON-GAAP FINANCIAL MEASURES

The financial statements appearing in this quarterly report on Form 10-QSB do not contain any financial measures which are not in accordance with generally accepted accounting procedures.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), as revised December 2003. This interpretation of Accounting Research Bulletin No. 51, Condensed Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. This interpretation applies immediately to VIEs created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that it acquired before February 1, 2003. The application of FIN 46 did not have a material effect on our consolidated financial statements.

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

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

      We incurred net losses of $1,494,556 for the year ended December 31, 2003 and $1,336,970 for the year ended December 31, 2002. For the three months ended September 30, 2004, we incurred a net loss of $1,239,624. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

      We will require additional funds to sustain and expand our sales and marketing activities. We anticipate that we will require up to approximately $900,000 to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

      In their report dated April 6, 2004, our independent auditors stated that our financial statements for the year ended December 31, 2003 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses for the years ended December 31, 2003 and 2002 in the amounts of $1,494,556 and 1,336,970, respectively. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MESSRS. EVANS, SCHMIDT OR RINGO, OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED MANAGERIAL AND SALES PERSONNEL HAVING EXPERIENCE IN BUSINESS, WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

      Our success depends to a significant extent upon the continued service of Mr. Donald F. Evans, our Chief Executive Officer, Mr. Mark D. Schmidt, our President and Mr. John Ringo, our Secretary and Corporate Counsel. Loss of the services of Messrs. Evans, Schmidt or Ringo could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Messrs. Evans or Ringo. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial and sales personnel having experience in business. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

      Our officers and directors, in the aggregate, hold approximately 83.3% of the voting rights of all outstanding shares of capital stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

      o     election of our board of directors;

      o     removal of any of our directors;

      o     amendment of our certificate of incorporation or bylaws; and

      o adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

      As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

MANY OF OUR COMPETITORS ARE LARGER AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM.

      The lighting and illumination industry is extremely competitive and includes several companies that have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

OUR TRADEMARK AND OTHER INTELLECTUAL PROPERTY RIGHTS MAY NOT BE ADEQUATELY PROTECTED OUTSIDE THE UNITED STATES, RESULTING IN LOSS OF REVENUE.

      We believe that our trademarks, whether licensed or owned by us, and other proprietary rights are important to our success and our competitive position. In the course of our international expansion, we may, however, experience conflict with various third parties who acquire or claim ownership rights in certain trademarks. We cannot assure that the actions we have taken to establish and protect these trademarks and other proprietary rights will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks and proprietary rights of others. Also, we cannot assure you that others will not assert rights in, or ownership of, trademarks and other proprietary rights of ours or that we will be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent, as do the laws of the United States.

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR SECURED CONVERTIBLE NOTES, SERIES A CONVERTIBLE PREFERRED STOCK AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

      As of September 22, 2004, we had 19,915,905 shares of common stock issued and outstanding, secured convertible notes outstanding that may be converted into an estimated 3,750,938 shares of common stock at current market prices, series A convertible preferred stock convertible into 8,543,032 shares of common stock, and outstanding warrants to purchase 21,834,064 shares of common stock. Additionally, we have an obligation to sell secured convertible notes outstanding that may be converted into an estimated 7,501,876 shares of common stock at current market prices and issue warrants to purchase 1,500,000 shares of common stock in the near future. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the notes and preferred stock and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

THE ISSUANCE OF SHARES UPON CONVERSION OF THE SECURED CONVERTIBLE NOTES AND SERIES A CONVERTIBLE PREFERRED STOCK AND EXERCISE OF OUTSTANDING WARRANTS MAY CAUSE IMMEDIATE AND SUBSTANTIAL DILUTION TO OUR EXISTING STOCKHOLDERS.

      The issuance of shares upon conversion of the secured convertible notes and series A convertible preferred stock and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC may not convert their secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding common stock, this restriction does not prevent AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING SECURED CONVERTIBLE NOTES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE SECURED CONVERTIBLE NOTES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

      In September 2004, we entered into a Securities Purchase Agreement for the sale of an aggregate of $1,500,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 10% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. Although we currently have $500,000 secured convertible notes outstanding, the investors are obligated to purchase additional secured convertible notes in the aggregate of $1,000,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

      Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

      The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and

      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and

      o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

      o sets forth the basis on which the broker or dealer made the suitability determination; and

      o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: As of September 30, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

CHANGES IN INTERNAL CONTROLS: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On July 14, 2004, we issued 100,000 shares of our Common Stock to John Hanemaayer at $0.10 per share. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

On July 15, 2004, we issued 100,000 stock purchase warrants exercisable at $0.20 per share to Michael G. Konicek for services rendered. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

On July 30, 2004, we issued 100,000 shares of our Common Stock to David Bomberg pursuant to a consulting agreement. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

On August 24, 2004, we issued 701,000 shares of our Common Stock against exercise of warrants at $0.25 per share. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

On August 24, 2004, holders of 4 shares of our Series A Convertible Preferred Stock exercised their rights to convert into 200,000 shares of our Common Stock. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

On September 17, 2004, we issued 200,000 shares of our Common Stock against exercise of warrants at $0.25 per share. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

On September 17,2004, we issued 150,000 stock purchase warrants to Donald B. Hutton for services rendered at $0.25 per share. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

On September 23, 2004, pursuant to a securities purchase agreement, we issued 277,500, 120,000, 330,000 and 22,500 stock purchase warrants to AJW Offshore, LTD, AJW Partners, LLC, AJW Qualified Partners, LLC and New Millenium Capital Partners II, LLC, respectively, all of which have an exercise price of $0.50. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

            31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

            31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

            32.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

            32.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CYBERLUX CORPORATION

Date:  November 16, 2004        By: /S/ DONALD F. EVANS
                                    --------------------
                                    Donald F. Evans
                                    Chief Executive Officer


Date:  November 16, 2004        By: /S/ DAVID D. DOWNING
                                    ---------------------
                                    David D. Downing
                                    Chief Financial Officer