Form 10KSB
period 2004-12-31
CYBERLUX CORP
filed 2005-04-15
CIK 1138169

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               |X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2004

                        Commission file number 000-33415

                              CYBERLUX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                                91-2048178
------                                                                ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

4625 Creekstone Drive, Suite 100
Research Triangle Park
Durham, North Carolina                                                     27703
----------------------                                                     -----
(Address of principal executive offices)                              (zip code)

                    Issuer's Telephone Number: (919) 474-9700

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                                (Title if Class)

      Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      As of March 28, 2005 the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $1,329,055.85, based upon the closing sales price on the Nasdaq Over-The-Counter Bulletin Board for that date.

      The number of shares of Common Stock, $0.001 par value, outstanding on March 28, 2005, was 29,836,117 shares, held by approximately 220 stockholders.

      The issuer's revenues for its most recent fiscal year ended December 31, 2004 were $23,803.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                              CYBERLUX CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2004

                                TABLE OF CONTENTS

PART I                                                                                                            Page
                                                                                                                  ----
      Item   1.   Business.........................................................................................1
      Item  2.    Properties.......................................................................................4
      Item 3.     Legal Proceedings............................................................................... 5
      Item 4.     Submission of Matters to a Vote of Security Holders........................................... ..6

PART II
      Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters......................... ..7
      Item 6.     Management's Discussion and Analysis of Financial Condition and Results Of Operations......... .11
      Item 7.     Financial Statements............................................................................19
      Item 8.     Changes in and Disagreements with Accountants on Auditing and Financial Disclosure............  20
      Item 8A.     Controls and Procedures....................................................................... 20
      Item 8B.    Other Information...............................................................................20

PART III
      Item 9.     Directors and Executive Officers of the Registrant............................................ .21
      Item 10.    Executive Compensation........................................................................ .23
      Item 11.    Security Ownership of Certain Beneficial Owners and Management................................ .25
      Item 12.    Certain Relationships and Related Transactions................................................ .26

PART IV
      Item 13.    Exhibits........................................................................................28
      Item  14.   Principal Accountant Fees and Services .... .................................................. .30

      Signatures................................................................................................ .32

         This form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management's Discussion and Analysis and Results of Operation" under
Item 6.

         In this form 10-KSB references to "CYBERLUX", "the Company", "we," "us," and "our" refer to CYBERLUX CORPORATION.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         We are a Nevada corporation that was incorporated on May 17, 2000. We were founded to design, develop, manufacture, market and sell advanced lighting systems that utilize Gallium Nitride light emitting diodes as illumination elements. White diodes are a relatively new phenomenon that offers major advances in illumination technology. Our Gallium Nitride diodes consume 92% less energy than incandescent or fluorescent counterparts to produce comparable light output. In electrochemical (battery powered) applications, this diminution of energy consumption positions our lighting solutions as more durable and reliable than other interim lighting alternatives. In standard alternating current electrical applications, the calculated life of Gallium Nitride diodes as lighting elements is over 20 years versus 750 hours for traditional incandescent light bulbs. These exceptional performance characteristics, diminutive energy consumption and extended life, have prompted Gallium Nitride diode implementation in traffic lights and automotive brake lights, but have not yet significantly occurred in our area of focus, diodal illumination (tm). Diodal illumination is the production of light through the use of white light emitting diodes. A light emitting diode is a chemical compound (gallium nitride, GaN) that produces a visible light when an electrical current is applied. This production of light through a diode is contrasted with light from a typical light bulb, in which light is produced as a by-product of a burning filament contained within a vacuum globe. The diode uses 92% less energy to produce comparable light to that of a traditional light bulb.

PRINCIPAL PRODUCTS AND PRINCIPAL MARKETS

         We have introduced our first product, the Cyberlux Home Safety Light. Our production strategy has required the identification, qualification and engagement of a variety of talents in industrial design, integrated circuit board production, multi-cavity steel injection mold fabrication, component part assembly, performance testing and packaging to fulfill the tasks associated with finished goods delivery.. We are now planning to broaden our product line into optoelectronic technology and expand our marketing activity into various channels of retail and institutional sales. Our product line, consisting of the Home Safety Light, the Cyclone PLP (Power Light Plant), the Power-Outage Adapter, the Task & Accent Light and the KeyCap LockLight, employ single use standard alkaline or lithium ion constant charge reusable batteries in different applications. These fixtures express superior characteristics in brightness, extended light life and durability through diodal(TM) illumination, an optoelectronic descriptor trademarked by Cyberlux.

         During the early stages of research for long-term interim light solutions, all experimentation was confined to incandescent, fluorescent and, to a more limited extent, fiber optics as illumination sources. The recurring problem with these lighting elements was the inefficient use of electrical energy. For example, in an incandescent bulb, 95% of the electrical energy consumed is dissipated as radiant heat, not light. The discovery of the bright white Gallium Nitride diode provides an alternative that can produce the long-term interim light source that was to be the objective of our product development activities. Unlike light bulbs that are brittle glass globes surrounding a fragile wire filament in a vacuum, light emitting diodes are extraordinarily efficient solid state semiconductors that are practically indestructible. Diodes are manufactured from chemical compounds mixed with phosphors, which transform electrical energy to visible light without heat. When electrical current is applied to a diode, the energy creates electromagnetic radiation, which occurs as light.

         The power outage that struck the Midwest to the Northeastern United States and parts of Canada in August of 2003 dramatized the absence of realistic emergency lighting solutions in North America. This event was followed by the hurricane season of 2004 during which millions of property owners in Florida were without conventional power for days up to several weeks. The recurring power losses are directly attributable to the grid system which delivers electrical power to the North American Continent. Storm activity or power surges may cause electrical power line damage which then causes grid collapse due to the domino effect of failing systems. Typically, in the event of a power outage, "emergency lighting" is utilized, which is short-term evacuation lights in public and private buildings which perform for 60 to 90 minutes. Long-term electrical power grid failure is a far different problem. We have developed an alternative to typical "emergency lighting" for grid failure blackouts with long-term emergency lighting using its Reliabrighttm family of battery powered products that provide 60 hours (3,600 minutes) of bright light from one battery charge.

         Shortly after the blackout of August 2003, we were invited to propose an emergency lighting redundancy system for the City of Cleveland, Ohio where the power-outage darkened most of the city's buildings and homes. We reviewed existing systems and then demonstrated our Reliabrighttm Emergency Lighting System (ELS) over a three-month period beginning in December, 2003. In March of 2004, we were awarded a non-competitive bid contract by the City to begin implementation of our Reliabrighttm ELS and ELU products in Cleveland's Public Utilities Building. The nature and purpose of Reliabrighttm is its ability to provide 60 hours of light during blackouts in bathrooms, stairwells, elevators, corridors, equipment rooms and interior offices from its custom sealed constant-charge battery pack and expandable diodaltm lighting element configuration. The Reliabrighttm ELS retrofits into existing ceiling tiles in bathrooms, elevators or offices and the ELU is wall mounted in corridors, stairwells and equipment rooms.

         Our initial product, the Home Safety Light (HSL), is an efficient portable fixture that provides a full week of light from one set of AA batteries compared to over 20 sets of replacement batteries required by other portable lights to produce comparable light life. A proprietary intelligent circuit board provides three levels of light intensity controlled by a simple push button. The parabolic reflector broadcasts a blanket of light that can illuminate an entire room, corridor, stairwell or other strategic location. The unit may be hand-held, placed on a level platform or suspended from a wall-mounted hook. At the moderate light level, it provides a full week of reliable bright light. Because the patented HSL's performance characteristics are ideal for recreational boating and camping as well as home safety, certain modifications and package designs were implemented to create the CampLamptm which address the needs of outdoor markets.

         The Cyclone PLP (Power Light Plant) is a heavy-duty, rugged, portable fixture that is actually a "perpetual source of light". The Cyclone is powered by our proprietary sealed ConstaChargetm lead-acid battery that is maintained at full charge by linkage to a standard electrical wall outlet or by linkage to a vehicle's charge port or its cigarette lighter. The fixture operates its articulated lens head for 60 hours of light from one charge session and can be renewed to full charge in approximately 4 hours. The PLP has an integrated charge port to enable recharge of a cell phone or other DC device and a reverse current flow switch that can trickle charge a disabled automobile battery through connection to the vehicle's internal charge port. The articulated lens head arm has the ability to rotate through graduated ratchet points to provide rigid focus of a powerful beam in task related applications. A 180 degree rotation of the lens head when the fixture is upended to a vertical stance positions the light source as a useful table lamp.

         Our Power-Outage Adapter is a patented "intelligent electrical wall outlet" that replaces an existing wall outlet, continues to perform as an electrical outlet used by a variety of power cords, but now provides a new dimension of service as an emergency lighting system. The Adapter contains a constant charge battery, three sensors and three diodaltm lighting elements. One sensor detects motion in a darkened space and illuminates one diode in the lower lens to provide a guide light for movement; a second sensor detects loss of power in the building's electrical system and illuminates two ultra-bright diodes in the upper lens to wash the attendant wall with light; and a third sensor detects ambient light in the space and deactivates the system. The Power Outage Adapter will be marketed to hospitals, eldercare facilities and hotels in the third quarter of 2005.

         The "Heatless" new Task & Accent light is a fixture of several different lengths which offer alternatives for its application in closets, cabinets and under cabinet counter lighting. This product has the potential to become the favorite of kitchen and interior designers owing to its remarkable performance characteristics of several optional shades of white light, three levels of light intensity and its "cool to the touch" safety feature. The choice of electrical connections as plug-in, hard-wired or battery powered adds to the fixture's flexibility and its light life of 75,000 hours contributes to its leadership role in energy efficiency, durability and longevity.

         Our patented KeyCaptm LockLight provides an inexpensive solution for a key chain light source. This unique fixture is encased in an elastic fabric that easily fits over the head of any variety of keys. The slender circuitry is positioned to reside at the side of the key with the diode facing the lockset entry down the shaft of the key which brightly, and precisely, illuminates the keyhole. The KeyCaptm, which will be marketed three to a package surrounding plastic facsimiles of keys, is a practical, lightweight, addition to every consumer's key chain.

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

         During the Fall of 2000, we identified Shelby County Community Services, Shelbyville, Illinois, as a contract manufacture and assembly organization that was positioned to meet our requirements. Shelby County Community Services has over a decade of successful performance on behalf of Fortune 100 companies and represented the quality of management, performance and fiscal stability that we sought to employ in the production process.

         We have a Proprietary Product Manufacturing Agreement with Shelby County Community Services that provides for Shelby County Community Services to assemble, test, package, warehouse finished good inventory, palletize and ship per purchase orders for shipment FOB Shelbyville. In the Summer of 2004, we renewed our relationship with Shelby County Community Services. Shelby County Community Services will continue to serve as the warehousing and distribution center for our products, which are to be manufactured abroad. Shelby County Community Services coordinates customs protocols and manages incoming inventories.

         Our internet site is serviced by Shelby County Community Services through a fulfillment operations agreement whereby Shelby County Community Services receives a daily batched summary of internet sales through an email link established by us and United Parcel Service. The software validates the address of the customer and advises shipping mode (next day, two day or ground), computes shipping and handling charges then prints the appropriate waybill at the shipping office of Shelby County Community Services. Packages are shipped within 24 hours of receipt of the email summary of business for the preceding day's orders. Shelby County Community Services coordinates materials inventory with our approved vendors based upon purchase orders or blanket orders for products.

         Robrady Design, Inc., our industrial design firm, provides detailed working drawings for injection molded parts to tool manufacturers in the US and abroad. Similarly, our proprietary circuitry design is managed by the engineering firm of Zykronix, Inc. of Englewood, Colorado, Taipei Hsien, Taiwan and GuangZhou, P.R. China, an international engineering and sourcing firm, designs and manufactures our product components and ships them to SCCS where the product components are assembled, packaged, warehoused and shipped. The initial production capacity at SCCS is 80,000 product units per month, which can be increased by 50% with a four month lead time to undertake expansion of facilities.

         We have engaged Forma Designs, Inc. to produce, coordinate and manage our corporate and product marketing activities. Forma Designs, Inc. has broad-based experience in developing the corporate and product marketing required to launch technology companies. The role of Forma Designs, Inc. is to integrate marketing, sales, product and customer support activities and messages to optimize customer acquisition and retention. Forma Designs, Inc. serves as the liaison for the preparation and delivery of selling materials to the individual selling firms and an information conduit to management for production and finished goods inventory issues.

         We have retained Capstrat, Inc. as our public relations firm responsible for the strategic and tactical communications for Cyberlux. Capstrat is a marketing communications firm that assists Cyberlux in communicating to our target audiences of customers, prospects, the media, policymakers, employees, opinion leaders and shareholders. Capstrat draws on a wide array of disciplines, fueled by strategy and creativity, to aid Cyberlux in achieving our tactical and strategic goals.

         We have retained two technology product sales firms, Smart Products, Inc., Westwood, NJ, and New Edison, LLC, Longmont, CO, to represent our product line over the range of channels addressed for distribution. The individual firms have been selected based upon established relationships with certain commercial and retail channels and proven track records of sales to those channels.

INDUSTRY BACKGROUND

         A research study attempted to identify a new approach to the development of an electrochemical (battery powered), portable, interim lighting system capable of providing safe illumination for extended periods of time to property owners deprived of electrical service caused by power outages. Although power outages have come to be a recurring phenomenon due to anomalies in electrical service distribution networks, the focus of the initial study was on disruptions caused by severe storm activity along the Atlantic and Gulf States' coastlines and the corresponding affected inland electrical grids. The National Weather Service labels annual storm activity as the Hurricane Season, which is officially monitored from June 1st to November 30th each year. Other deficiency outages not related to weather have been labeled by the press as rolling blackouts. The loss of electrical power related to tropical and subtropical storms can be wide spread and cover extensive regional segments surrounding the matrix of the storm. It is the incidence of power outages that identified the need for a reliable, durable, safe and economical interim lighting system for property owners and the general population in areas affected by these seasonally severe weather systems. The research conducted to identify an optimum interim lighting system led to the discovery of a new illumination technology (optoelectronics).

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

RESEARCH AND DEVELOPMENT ACTIVITIES

         We anticipate continuing to incur research and development expenditures in connection with the development of our Wireless Lighting System during the next twelve months.

         These projected expenditures are dependent upon our generating revenues and obtaining sources of financing in excess of our existing capital resources. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of research and development during the next twelve months.

Employees

         We currently have seven (7) full time employees. Our employees are primarily at the executive level based upon our role in coordination of outsource contracts for manufacturing and other production considerations. Currently, there exist no organized labor agreements or union agreements between us and our employees. We have employment agreements with the following executive officers: Donald F. Evans, Chairman and CEO, Mark D. Schmidt, President and COO, Alan H. Ninneman, Senior Vice President and John W. Ringo, Secretary and Corporate Counsel. We believe that our relations with our employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         We maintain our principal office at 4625 Creekstone Drive, Suite 100, Research Triangle Park, Durham, North Carolina 27703. Our telephone number at that office is (919) 474-9700 and our facsimile number is (919) 474-9712. We lease 2,405 square feet of office space. The lease expires on December 31, 2008. The monthly rent is $3,457, subject to an annual cost of living increase. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

         On April 18, 2001, we filed a civil complaint against Light Technology, Inc., Ervin J. Rachwal, Safe-Light Industries, LLC a/k/a JFER Innovations Group, LLC, James Meyer and John Fleming alleging fraud, breach of contract, monies lent, misappropriation of trade secrets, conspiracy and sought injunctive relief against the defendants to prevent them from misappropriating trade secrets as well as to recover monetary damages On May 11, 2001, the Court granted a temporary injunction against the Defendants. On June 5, 2001, the Defendants filed their Answer denying the allegations of the Complaint and filed a counterclaim alleging fraud, violation of Trade Secret Act, breach of contract and money lent.

         On January 18, 2002, the Court granted the Defendants' Motion to Dissolve the Injunction. On January 28, 2002, we filed a Motion for Rehearing or Clarification of the Motion to Dissolve. A hearing on our Motion for Rehearing or Clarification of the Motion to Dissolve was scheduled for March 18, 2002, but was cancelled by the Court and has not been rescheduled. The injunction still remains in effect until the Court rules on this Motion.

Background:

         We came into contact with Light Technology, Inc. and Rachwal in early 2000. We were seeking someone with the knowledge and expertise to assist us in the development of an emergency light using white LEDs. Light Technology, Inc. and Rachwal represented that they had such knowledge and expertise and could finalize the development of our emergency light by September 30, 2000 so that we could begin manufacturing and selling the emergency light by November 2000. Rachwal and Light Technology, Inc. also advised us that we could acquire all the assets of Light Technology, Inc. and the rights to Light Technology, Inc.'s flashlight which also used white LEDs provided Rachwal was made an officer and director of our company as well as be in charge of design work.

         In order to evaluate this offer, we requested accounting and financial records to verify the representations of Light Technology, Inc. and Rachwal and to attempt to ascertain the value of Light Technology, Inc.. Despite repeated attempts, Light Technology, Inc. and Rachwal were unable to provide adequate, verifiable financial records. Nonetheless, in order allow Light Technology, Inc. and Rachwal to proceed with the development of the emergency light in order to meet the November shipping deadline, we entered into a Letter of Intent with Light Technology, Inc. on June 12, 2000. This Letter of Intent also contained a confidentiality clause protecting our interests. Pursuant to the Letter of Intent we paid Light Technology, Inc. $100,000 to develop a prototype of an emergency storm light and possible acquisition of the assets of Light Technology, Inc. based upon an independent evaluation of the of the worth of the assets. We hired the Sarasota CPA firm, Kerkering, Barbario & Co. to independently do an evaluation of the Light Technology, Inc. assets. Kerkering, Barbario came to the conclusion that Light Technology, Inc. had no verifiable assets of any value. Furthermore, Light Technology, Inc. never developed and produced a working model of the emergency storm light. We incurred meeting and travel expenses of $36,401 associated with Light Technology, Inc. during the period June through December 2000. $43,699 was expended for marketing expense in anticipation of the promised delivery of the light. We also made loans to defendant Safe-Light in the amount of $13,188 to assist in development and marketing of its products based upon representation that the assets of Safe-Light would be acquired by us.

         We instituted our complaint against the defendants when we learned, through a local newspaper article that Light Technology, Inc. and Safe-Light had merged and had developed an emergency light. We had confidentiality rights with both companies. The defendants breached their contracts with us by misappropriating trade secrets and we are seeking monetary damages as well injunctive relief to prevent them from capitalizing on the misappropriation of trade secrets. Despite the news article in which Rachwal announced that Light Technology, Inc. had developed an emergency light, he did not object to the injunction stating that he did not have such a light.

         There is no similarity between our product, the Home Safety Light, and Light Technology, Inc.'s product, known as the Pal Light. Our product has 10 diodes and provides a blanket of light to light up a room in the event of a power outage. The Light Technology, Inc. product is a small flashlight that uses one diode.

         Light Technology, Inc. claims that we breached the contract terms of the letter of intent and joint venture agreement by failing to maintain confidential disclosed to us and intentionally disclosing confidential information to third parties. Despite receiving $100,000 from us, defendants claim we failed to fund the development of the light and claim that we owe them in excess of $100,000 by breaching the letter of intent and joint venture agreement. Further, defendants claim we failed to pay fees set forth in the licensing agreement notwithstanding that the condition precedent to pay said fees (the successful completion of a private placement by us, which was subsequently withdrawn due to market conditions). Defendant Safe-Light alleges that we requested that they assist us in raising funding for the products discussed in the complaint. We actually loaned them funds for the development of their barricade light.

         We intend to fully prosecute our claims and actions against the Defendants. We deny the Defendants allegations alleged against us in their counterclaim. This litigation is still in the discovery stage and the ultimate outcome cannot presently be determined.

COURT: Circuit Court of the Twelfth Judicial District In and For Sarasota County, Florida.

CASE NAME: Cyberlux Corporation, Plaintiff v. Ervin J. Rachwal, Light Technology, Inc., Safe-Light Industries, LLC a/k/a JFER Innovations Group, LLC, James Meyer and John Fleming.

CASE NUMBER: 2001 CA 005309 NC Div. C.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Pursuant to a written consent of a majority of stockholders dated October 5, 2004, in lieu of a special meeting of the stockholders, the majority of stockholders approved the following actions:

         1. To amend the Company's Articles of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $.001 per share, of the Company from 100,000,000 shares to 300,000,000 shares;

         2. To ratify the selection of Russell Bedford Stefanou Mirchandani as independent registered public accounting firm of the Company for the year ending December 31, 2004; and

         3. To elect Donald F. Evans, Mark D. Schmidt, John W. Ringo and Alan H. Ninneman to the Company's Board of Directors, to hold office until their successors are elected and qualified or until their earlier resignation or removal.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the OTC Bulletin Board under the symbol "CYBL".

         For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                        High($)       Low ($)
                                       ------        --------

  2003
  Third Quarter (1)                    1.05            0.10
  Fourth Quarter                       0.55            0.12

  2004
  First Quarter                        0.53            0.19
  Second Quarter                       0.85            0.27
  Third Quarter                        0.55            0.23
  Fourth Quarter                       0.35            0.06

  2005
  First Quarter (2)                    0.07            0.02

(1) Our stock first traded on July 13, 2003.
(2) As of March 30, 2005.

DESCRIPTION OF SECURITIES

Common Stock

         We are authorized to issue up to 300,000,000 shares of common stock, par value $.001. As of March 28, 2005, there were 29,836,117 shares of common stock outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and nonassessable.

Preferred Stock

         We are authorized to issue up to 5,000,000 shares of Preferred Stock, par value $.001. As of March 28, 2005, there were 800,113.3606 shares of preferred stock issued and outstanding.

Options

         There are currently options outstanding that have been issued to our officers and directors to purchase 2,000,000 shares of our common stock at a purchase price of $0.001, which expire in 2010.

Warrants

         In connection with a Securities Purchase Agreement dated September 23, 2004, we have issued 2,250,000 warrants to purchase shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.50 per share.

         In addition, in connection with a private placement offering, we have issued 8,543,064 Series A and 8,543,064 Series B warrants. The Series A warrants are exercisable at $0.25 per share and the Series B warrants are exercisable at $1.05 per share. The Series A warrants expire in 2006 and the Series B warrants expire in 2008. In addition, we issued Placement Agent warrants to the placement agent in the private placement offering. We issued a total of 100,000 placement agents warrants exercisable at $0.01 per share, 1,550,000 placement agent warrants exercisable at $0.10 per share, 1,550,000 placement agent warrants exercisable at $0.25 per share and 1,550,000 placement agent warrants exercisable at $1.05 per share. All placement agent warrants expire in 2008.

         In addition, we have 58,500 warrants outstanding exercisable at $0.10 per share, which expire in 2008. We have 605,000 warrants outstanding exercisable at $0.20 per share, which expire in 2006. We have 1,441,500 warrants outstanding exercisable at $0.25 per share, of which 1,350,000 expire in 2005 and 91,500 expire in 2008. We have 300,000 warrants outstanding exercisable at $0.50 per share, which expire in 2006. We have 605,000 warrants outstanding exercisable at $0.20 per share, which expire in 2006.

Convertible Securities

         Not including approximately 2,600,000 shares of common stock issuable upon exercise of outstanding options and warrants, approximately 128,204,459 shares of common stock are issuable upon conversion of $1,282,044.59 of outstanding secured convertible notes issued pursuant to the Securities Purchase Agreement dated September 23, 2004, based on current market prices.

         To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on September 23, 2004 for the sale of (i) $1,500,000 in secured convertible notes, and (ii) warrants to purchase 2,250,000 shares of our common stock.

         The notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

      o     $0.72; or

      o 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date.

         The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes.

Penny Stock Regulation.

         Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:

      o A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

      o A description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

      o A brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

      o     A toll-free telephone number for inquiries on disciplinary actions;

      o Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and o Such other information and in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

         Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

      o     The bid and offer quotations for the penny stock;

      o The compensation of the broker-dealer and its salesperson in the transaction;

      o The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

      o Monthly account statements showing the market value of each penny stock held in the customer's account.

         In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

         These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules for an indeterminate period of time.

Recent Sales of Unregistered Securities

         On October 11, 2004, we issued 50,000 stock purchase warrants exercisable at $0.20 per share to Fleetwood Associates for services rendered. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

         On October 18, 2004, we issued 500,000 shares of our Common Stock to Greenfield Capital, LLC pursuant to a placement agent agreement. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

         On October 18, 2004, Dolores and Ray L. Jennings converted a promissory note in the amount of $21,002.85 into 140,019 shares of our Common Stock at $0.15 per share. This issuance was a private transaction pursuant to Section 4(2) of the Securities Act.

         On October 18, 2004, we issued 90,000 shares of our Common Stock to Dolores and Ray L. Jennings for services rendered. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

         On October 18, 2004, we issued 100,000 shares of our Common Stock to Sichenzia Ross Friedman Ference LLP for legal services rendered. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

      On November 8, 2004, we issued 250,000 stock purchase warrants exercisable at $0.20 per share to RoBrady Capital, LLC for services rendered. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

         On November 8, 2004, we issued 50,000 stock purchase warrants exercisable at $0.20 per share to Stephen W. Gropp for services rendered. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

         On November 8, 2004, we issued 50,000 stock purchase warrants exercisable at $0.20 per share to Timothy C. Dudgeon for services rendered. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

         On November 8, 2004, we issued 200,000 stock purchase warrants exercisable at $0.20 per share to William Walker for services rendered. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

         On December 10, 2004, we issued 203,867 shares of our Common Stock to our Series A Preferred Shareholders at $0.44 per share as a penalty for late registration of the underlying stock. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

         On December 14, 2004, we issued 200,000 stock purchase warrants exercisable at $0.20 per share to William Walker for services rendered. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

         On December 14, 2004, we issued 200,000 stock purchase warrants exercisable at $0.20 per share to Hunter H. Bostfor services rendered. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

         In December 2004, holders converted 15 shares of our Series A Preferred Stock into 750,000 shares of our Common Stock at $.10 per share. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

Sales Subsequent to December 31, 2004 year-end

         In January 2005, holders converted 33.5 shares of our Series A Preferred Stock into 1,425,000 shares of our Common Stock at $.10 per share. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

         In February 2005, holders converted 5 shares of our Series A Preferred Stock into 250,000 shares of our Common Stock at $.10 per share. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS.

         This report contains forward-looking statements. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

         With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, projections concerning operations and available cash flow. Our actual results could differ materially from the results discussed in such forward-looking statements. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

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

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2004 and 2003 Compared.

         Revenues for the year ended December 31, 2004 were $23,803 and include the pilot installation of our new ELS product for the City of Cleveland, Ohio. This compares to revenues of $74,238 for the year ended December 31, 2003.

         Cost of goods sold were $160,260 for 2004 compared with $161,984 for 2003. Much of the design effort on the ELS product was costed into the product installation for the City of Cleveland.

         Operating expenses for the year ended December 31, 2004 were $4,098,444 compared with $1,268,802 for the year ended December 31, 2003. Included in expenses for 2004 was $2,116,672 for consulting services compared with $95,935 for the previous year. Most of this expense was the result of issuing common stock of the Company, recorded at the market price on the date of the awards, in lieu of cash payments. The services provided included product design, market development and capital fund-raising services.

         Operating expenses for 2004 also include $296,008 representing costs incurred in the design and pre-production of three products to be marketed during the second quarter of 2005. Accounting practices have historically attempted to match revenues and costs; however, in compliance with the requirements of FASB number 2, we have taken these costs to expense during the year 2004.

         Interest expense for 2004 were $1,600,087 compared to $138,008 for 2003. Included in interest expense for 2004 is $1,500,000 which was booked to recognize the imbedded beneficial conversion feature of the $1,500,000 convertible notes payable entered into during the 3rd and 4th quarters of 2004.

         The net loss realized for 2004 was $6,825,848, or $0.41 per share on an average of 16,701,174 shares outstanding and compares to a net loss of $2,230,806, or $0.29 per share on an average of 7,652,012 shares outstanding for the year 2003.

Liquidity and Capital Resources

         As of December 31, 2004, we had a working capital deficit of $442,303. As a result of our operating losses from our inception through December 31. 2004, we generated a cash flow deficit of $3,067,671from operating activities. Cash flows used in investing activities was $135,353 during the period May 17, 2000 (date of our inception) through December 31, 2004. We met our cash requirements during this period through the private placement of $1,836,750 through the issuance of our common and preferred stock, and $1,781,649 from the issuance of notes payable.

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

         Our independent certified public accountant has stated in their report, dated as of March 17, 2005, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

         To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on September 23, 2004 for the sale of (i) $1,500,000 in secured convertible notes and (ii) warrants to buy 2,250,000 shares of our common stock. The investors provided us with an aggregate of $1,500,000 as follows:

      o     $500,000 was disbursed on September 23, 2004;

      o     $500,000 was disbursed on October 20, 2004; and

      o     $500,000 was disbursed on November 18, 2004.

         The proceeds received from the sale of the secured convertible notes were used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

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

         Since the conversion price was less than the market price of the common stock at the time the secured convertible notes are issued, we recognized a charge relating to the beneficial conversion feature of the secured convertible notes during the quarter in which they are issued, including the third quarter of fiscal 2004 when $1,500,000 of secured convertible notes were issued.

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

Product Research and Development

         We anticipate continuing to incur research and development expenditures in connection with the development of our Wireless Lighting System during the next twelve months.

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

Risk Factors

         Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

         Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements".

         Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

         We incurred net losses of $6,825,848 for the year ended December 31, 2004 and $2,230,806 for the year ended December 31, 2003. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

         We will require additional funds to sustain and expand our sales and marketing activities. We anticipate that we will require up to approximately $3,500,000 to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

         In their report dated March 17, 2005, our independent auditors stated that our financial statements for the year ended December 31, 2004 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses for the years ended December 31, 2004 and 2003 in the amounts of $6,825,848 and $2,230,806, respectively. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

         Our officers and directors, in the aggregate, through their holdings of Series B Convertible Preferred Stock, have the ability to vote approximately 75.8% of the votes entitled to be cast on any matter submitted to the shareholders. As a result, these stockholders, acting together, have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

ITEM 7.  FINANCIAL STATEMENTS

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       FINANCIAL STATEMENTS AND SCHEDULES
                           DECEMBER 31, 2004 AND 2003

                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                              CYBERLUX CORPORATION

                                                                      Page
--------------------------------------------------------------------------------
Report of Independent Certified Public Accountants                    F-3
--------------------------------------------------------------------------------
Balance Sheet at December 31, 2004 and 2003                           F-4
--------------------------------------------------------------------------------
Statements of Losses for the Years ended December 31, 2004            F-5
and 2003 and for the Period May 17, 2000 (Date of Inception)
through December 31, 2004
--------------------------------------------------------------------------------
Statement of Deficiency in Stockholders' Equity for the            F-6 - F-9
Period May 17, 2000 (Date of Inception) through December 31,
2004
--------------------------------------------------------------------------------
Statements of Cash Flows for the Years ended December 31,             F-10
2004 and 2003 and for the Period May 17, 2000 (Date of
Inception) through December 31, 2004
--------------------------------------------------------------------------------
Notes to Financial Statements                                     F-11 - F-23
--------------------------------------------------------------------------------

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

          REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Cyberlux Corporation
North Carolina 28370-2010

      We have audited the accompanying balance sheets of Cyberlux Corporation (the "Company"), as of December 31, 2004 and 2003 and the related statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended and for the period May 17, 2000 (Date of Inception) through December 31, 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003 and for the period May 17, 2000 (Date of Inception) through December 31, 2004, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    ----------------------------------------
                                    Russell Bedford Stefanou Mirchandani LLP
                                    Certified Public Accountants

McLean, Virginia
March 17, 2005

                              CYBERLUX CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                                                                December 31,      December 31,
                                                                                    2004            2003
Assets

Current assets:

    Cash & cash equivalents                                                     $    415,375    $     16,247
    Prepaid expenses                                                                  68,404              --

                                                                                ------------    ------------
        Total current assets                                                         483,779          16,247

Property, plant and equipment, net of accumulated
depreciation of $ 92,335 and $44,649, respectively                                    43,018          68,845

Other Assets:

    Deposits - escrow                                                                     --         236,000
    Patents, at cost                                                                  30,544              --

                                                                                ------------    ------------
        Total other assets                                                            30,544         236,000

Total Assets                                                                    $    557,341    $    321,092
                                                                                ============    ============


Liabilities and Deficiency in Stockholders' Equity

Current liabilities:

    Accounts payable                                                            $    176,094    $    296,388
    Accrued liabilities                                                              323,408         104,976
    Management fees payable - related party (Note E)                                      --         996,508
    Short-term notes payable - shareholders (Note E)                                 399,080         207,845
    Short-term notes payable (Note B)                                                 27,500         320,000

                                                                                ------------    ------------
        Total current liabilities                                                    926,082       1,925,717

Long-term liabilities:

    Notes payable - (Note B)                                                       1,355,069              --
    Warrants payable convertible preferred                                                --         347,610

                                                                                ------------    ------------
        Total long-term liabilities                                                1,355,069         347,610


Stockholders' equity:

    Preferred stock, $0.001 par value, 5,000,000 shares authorized, Class A,
    151.8606 and 0 shares issued and
    outstanding as of December 31, 2004 and 2003 respective1y                              1               1
    Preferred stock, $0.001 par value, 8,000,000 shares authorized, Class B,
    800,000 and 0 shares issued and
    outstanding as of December 31, 2004 and 2003 respecti800y                            800              --

    Common stock, $0.001 par value, 300,000,000 shares authorized, 23,770,233 and 8,049,141 shares issued and outstanding as of December 31, 2004 and
    December 31,
    2003 respectively                                                                 23,770           8,049

    Additional paid-in capital                                                     9,099,302       2,337,736
    Subscriptions receivable                                                              --        (276,186)
    Accumulated deficit                                                          (10,847,683)     (4,021,835)
                                                                                ------------    ------------

Deficiency in stockholders' equity                                                (1,723,810)     (1,952,235)
                                                                                ------------    ------------

Total liabilities and (deficiency) in stockholders'                             $    557,341    $    321,092
                                                                                ============    ============

   The accompanying notes are an integral part of these financial statements

                              CYBERLUX CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                      For the Period
                                                                                      May 17, 2000
                                                        For the       For the         (Inception) to
                                                       Year Ended     Year Ended       December 31
                                                      Dec. 31, 2004  Dec. 31, 2003        2004
Revenue                                               $     23,803    $     74,238    $     98,041

Cost of goods sold                                        (160,260)       (161,984)       (322,244)
                                                      ------------    ------------    ------------
    Gross (loss)                                          (136,457)        (87,746)       (224,203)

Operating Expenses:

Marketing and advertising                                  109,651          20,820         257,519
Depreciation and amortization                               47,686         246,598         386,086
Organization costs                                              --                          25,473
Research and development                                   391,421                         635,485
Management and consulting services - related party         445,997         504,000       1,717,319
General and administrative expenses                      3,103,689         497,384       3,992,767

Total operating expenses                                 4,098,444       1,268,802       7,014,649

(Loss) from operations                                  (4,234,901)     (1,356,548)     (7,238,852)

Other income/(expense)

    Interest income                                            282                             321
    Interest expense                                    (1,600,087)       (138,008)     (1,881,760)
    Debt acquisition costs                                (191,142)                       (191,142)

Net loss before preferred dividend                      (6,025,848)     (1,494,556)     (9,311,433)


Preferred dividend - Beneficial conversion discount
on convertible preferred                                   800,000         736,250       1,536,250

Net loss available to common stockholders             $ (6,825,848)   $ (2,230,806)   $(10,847,683)

Weighted average number of common shares
outstanding, basic and fully diluted                    16,701,174       7,652,012

Net loss per share - Basic and fully diluted          $      (0.41)   $      (0.29)

Preferred dividend                                    $     96,000

   The accompanying notes are an integral part of these financial statements

                              Cyberlux Corporation
                          (A Development Stage Company)
        CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE
                    FROM INCEPTION THROUGH DECEMBER 31, 2004

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

   The accompanying notes are an integral part of these financial statements

                              Cyberlux Corporation
                          (A Development Stage Company)
        CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE
              FROM INCEPTION THROUGH DECEMBER 31, 2004 (Continued)

                                                                                                       Deficiency
                                     Common Stock          Preferrd Stock                             Accumulated
                                --------------------     -----------------  Additional        Stock        During       Total In
                                                                               Paid-in Subscription   Development  Stockholders'
                                   Shares     Amount     Shares     Amount     Capital   Receivable         Stage         Equity
                                ---------    -------     ------    -------  ---------- ------------ -------------  -------------
Common shares issued in May
2002  in exchange for
services valued  at  $. 70
per share                          70,000        $70                           $49,930                           -    $  50,000
Common shares issued in
Nov, 2002 in exchange for
services valued at $0.25
per share                         150,000        150                            37,350                                    37,500
Common shares issued in
Dec. 2002 as rights
offering at $0.25 per share       256,000        256                            63,744                                    64,000
Subscription Receivable for
10,000 shares issued                                                                         -2,500                       -2,500
Net loss
                                        -          -          -          -           -         -          -700,104    ($700,104)
                                ---------    -------     ------    -------  ---------- ------------ -------------  -------------
Balance at December 31, 2002    6,628,396     $6,628                          $745,593     ($2,500)   ($1,791,029)  ($1,041,308)
Common shares issued in
March, 2003 for cash in
connection with exercise of
options at $0.001 per share       250,000       $250                                                                        $250
Funds received for stock
subscription                                                                                  2,500                        2,500
Common Shares issued to
Cornell Capital Partners in
March, 2003 in connection
with Loan Commitment valued
at $0.75 per share                300,000        300                           224,700                                   225,000
Common shares issues in
March, 2003 in exchange for
services valued at $0.75
per share                          13,333         14                             9,987                                    10,001
Robrady Design Note was
converted into 196,120
Shares @ .25 Per share.           196,120        196                            48,833                                    49,029


Common Shares issued to
Mark Schmidt for services
in June, 2003.  The 200,000
shares were issued at $0.25
per share.                        200,000        200                            49,800                                    50,000
Common Shares issued to
Capital Funding Solutions
September 2003. 450,000
shares were issued at $0.20
per share. Shares secure a
sales factoring agreement         450,000        450                            89,550                                    90,000
Common shares issued on
11/12/03 for consulting
services valued at .50 per
share to Tom & Cheryl Rose         11,292         11                             5,634                                     5,645

Preferred shares issued in
December 2003 valued at
$5,000 per share, Class A                      -            155          1    $774,999     (276,186)            -        498,814
Warrants on convertible
preferred shares                                                              -347,610                                  -347,610
Beneficial conversion
discount on convertible
preferred shares                                                               736,250                                   736,250
Net (Loss)

   The accompanying notes are an integral part of these financial statements

                              Cyberlux Corporation
                          (A Development Stage Company)
        CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE
              FROM INCEPTION THROUGH DECEMBER 31, 2004 (Continued)

                                                                                                             Additional
                                                                                                              Paid in
                                                   Common Stock                          Preferred Stock      Capital
                                                                                                            -------------
                                                 Shares       Amount             Shares           Amount

Balance, December 31, 2003                     8,049,141    $       8,049              155   $           1   $   2,337,736

Issuance of Convertible preferred shares                                           800,000             800         799,200
Class B in January, 2004 for accrued
management fees at $1 per share

Collected Balance of Stock Subscriptions
Receivable

Common Shares issued in January,
2004 in exchange for services valued
at $0.37 per share                               260,000              260                                           95,940

Common Shares issued in January,
2004 in exchange for services valued
at $0..37 per share                              225,000              225                                           83,025

Common Shares issued in January,
2004 in exchange for services valued
at $0.37 per share                             2,100,000            2,100                                          774,900

Shares issued for note payable @ $.25
in January, 2004                                 110,764              111                                           27,580

Shares issued for consulting services
@ $0.21 per share                              1,200,000            1,200                                          250,800

Beneficial conversion discount -
preferred stock dividend with respect
to convertible preferred shares Class B                                                                            800,000

Warrants issued in exchange for
services in April, 2004                                                                                            243,000

Common shares cancelled for return of           (450,000)            (450)                                         (89,550)
collateral deposit with factor

Common shares issued in May for
Private Placement at $0.10/Share               5,310,000            5,310                                          525,690

Class A preferred shares issued for
cash at $5,000 per share in May, 2004                                               15.861                          79,307

Warrants on convertible preferred
Class A Shares                                                                                                     (58,915)

Common shares issued in exchange for
note payable at $.10/share in June, 2004          50,000               50                                            4,950

Common Shares issued in June,                  1,560,000            1,560                                          154,440
2004 in exchange for services valued
at $0..10 per share

Common Shares issued in June,                    200,000              200                                           19,800
2004 in exchange for services valued
at $0.10 per share

Subscription received in advance for
shares to be issued

Common Shares issued in exchange for
services adjusted for issue prices                                                                                 (44,640)

Common Shares issued in July,
2004 in exchange for services valued
at $0.40 per share                               100,000              100                                           39,900

Common shares issued in July, 2004 for
private placement at $0.10/Share                 100,000              100                                            9,900

Common shares issued in August, 2004 for
Conversion of Preferred "A" Shares               200,000              200               (4)                           (200)

Common shares issued in August, 2004 for
Exercise of warrants at $0.25/Share              701,000              701                                          174,549

Warrants issued to consultants for
services                                                                                                           106,172

Beneficial conversion feature of
convertible debentures (Note D)


Common shares issued in September for
Exercise of warrants at $0..25/Share             200,000              200                                           49,800

Options issued to employees as
Incentive Compensation                                                                                             275,000

Common Shares issued in October,
2004 in exchange for services valued
at $0.25 per share                               690,000              690                                          171,810

Shares issued in October, 2004
for note payable at $0.15 pershare               140,019              140                                           20,863

Shares issued in November, 2004
for note payable at $0.105 pershare            1,035,221            1,035                                          107,663

Shares issued in December, 2004
for note payable at $0.035 pershare            1,035,221            1,035                                           35,197

Shares issued in December, 2004
as a penalty for late registration to
Preferred "A" shareholders                       203,867              204                                           89,498

Shares issued in December, 2004
for conversion of Preferred "A" shares           750,000              750              (15)             --            (750)

Beneficial conversion feature of
convertible debentures (Note D)                                                                                  1,000,000

Warrants issued for services                                                                                       516,637

Net (Loss)

                                           -------------    -------------    -------------   -------------   -------------
Balance, December 31, 2004                    23,770,233           23,770          800,152             801       9,099,302


   The accompanying notes are an integral part of these financial statements





                                                             Deficiency
                                                            Accumulated
                                              Stock            During           Total in
                                            Subscription     Development    Stockholders'
                                             Receivable        Stage           Equity
                                           -------------   -------------    -------------



Balance, December 31, 2003                   $    (276,186)  $  (4,021,835)   $  (1,952,235)

Issuance of Convertible preferred shares                                            800,000
Class B in January, 2004 for accrued
management fees at $1 per share

Collected Balance of Stock Subscriptions
Receivable                                         276,186                          276,186

Common Shares issued in January,
2004 in exchange for services valued
at $0.37 per share                                                                   96,200

Common Shares issued in January,
2004 in exchange for services valued
at $0..37 per share                                                                  83,250

Common Shares issued in January,
2004 in exchange for services valued
at $0.37 per share                                                                  777,000

Shares issued for note payable @ $.25
in January, 2004                                                                     27,691

Shares issued for consulting services
@ $0.21 per share                                                                   252,000

Beneficial conversion discount -
preferred stock dividend with respect
to convertible preferred shares Class B                                             800,000

Warrants issued in exchange for
services in April, 2004                                                             243,000

Common shares cancelled for return of                                               (90,000)
collateral deposit with factor

Common shares issued in May for
Private Placement at $0.10/Share                                                    531,000

Class A preferred shares issued for
cash at $5,000 per share in May, 2004                                                79,307

Warrants on convertible preferred
Class A Shares                                                                      (58,915)

Common shares issued in exchange for
note payable at $.10/share in June, 2004                                              5,000

Common Shares issued in June,                                                       156,000
2004 in exchange for services valued
at $0..10 per share

Common Shares issued in June,                                                        20,000
2004 in exchange for services valued
at $0.10 per share

Subscription received in advance for
shares to be issued                                 22,500                           22,500

Common Shares issued in exchange for
services adjusted for issue prices                                                  (44,640)

Common Shares issued in July,
2004 in exchange for services valued
at $0.40 per share                                                                   40,000

Common shares issued in July, 2004 for
private placement at $0.10/Share                   (10,000)                              --

Common shares issued in August, 2004 for
Conversion of Preferred "A" Shares                                                       --

Common shares issued in August, 2004 for
Exercise of warrants at $0.25/Share                (12,500)                         162,750

Warrants issued to consultants for
services                                                                            106,172

Beneficial conversion feature of
convertible debentures (Note D)                    500,000                          500,000


Common shares issued in September for
Exercise of warrants at $0..25/Share                                                 50,000

Options issued to employees as
Incentive Compensation                                                              275,000

Common Shares issued in October,
2004 in exchange for services valued
at $0.25 per share                                                                  172,500

Shares issued in October, 2004
for note payable at $0.15 pershare                                                   21,003

Shares issued in November, 2004
for note payable at $0.105 pershare                                                 108,698

Shares issued in December, 2004
for note payable at $0.035 pershare                                                  36,232

Shares issued in December, 2004
as a penalty for late registration to
Preferred "A" shareholders                                                           89,702

Shares issued in December, 2004
for conversion of Preferred "A" shares                                                   --

Beneficial conversion feature of
convertible debentures (Note D)                                                   1,000,000

Warrants issued for services                                                        516,637

Net (Loss)                                                      (6,825,848)      (6,825,848)

                                             -------------   -------------    -------------
Balance, December 31, 2004                              --     (10,847,683)      (1,723,810)



   The accompanying notes are an integral part of these financial statements

                              Cyberlux Corporation
                          (A Development Stage Company)
                             Statement of Cash Flows

                                                                                                               For the Period
                                                                                                                May 17, 2000
                                                                                                               (Inception) to
                                                                  For theYear Ended      For theYear Ended      December 31,
                                                                  December 31, 2004      December 31, 2003          2004
Cash flows from operating activities

     Net (loss) available to common stockholders                    $ (6,825,848)          $ (2,230,806)         $ (10,847,683)

     Depreciation and amortization                                        47,686                246,598                386,086

     Beneficial conversion discount - preferred stock dividend           800,000                736,250              1,536,250

     Amortization of debt discount - beneficial conversion             1,500,000                                     1,500,000
     feature of convertible note (Note D)

     Stock options issued for consulting services                                                                      107,504

     Stock options issued as compensation                                275,000                                       275,000

     Shares issued for previously incurred debt                          288,326                 49,029                337,355

     Warrants issued to consultants for services                         516,637                                       516,637

     Shares issued/(cancelled) for factoring deposit                     (90,000)                90,000                      -

     Loan extension write off                                                                                                -

     Preferred shares issued for conversion of accrued
     management fees                                                     723,670                                       723,670

     Preferred shares issued for previously incurred debt                 76,330                                        76,330

     Accrued expenses relating to escrow deposits                                                23,814                 23,814

     Shares issued for consulting services                             1,494,955                 65,646              1,828,059

     Shares issued for research and development                                                                         68,753

     Decrease (increase) in deposits                                     236,000               (227,386)                     -

     (Increase) decrease in prepaid expenses                             (68,404)                                      (68,404)

     (Increase)/decrease in other assets                                 (30,544)                20,000                (30,544)

     Increase (decrease) in accurued liabilities                         218,432                 60,549                323,408

     (Decrease) increase in management fee payable-
     related party                                                      (996,508)               450,000                      -

     (Decrease) increase in other accounts payable                      (120,294)               200,417                176,094

Net cash used in operating activities                                 (1,954,562)              (515,889)            (3,067,671)


Cash flows from investing activities

     Payments for property, plant and equipment                          (21,859)               (11,000)              (135,353)

Cash used in investing activities                                        (21,859)               (11,000)              (135,353)

Cash flows from financing activities

     (Payments for )/proceeds from short-term notes payable, net        (292,500)               (45,000)                27,500

     Proceeds from short-term notes payable-shareholders (net)           191,235                 84,300                399,080

     Proceeds from issuance of preferred stock                            79,308                475,000                554,308

     Capital contributed by shareholders                                 276,186                                       292,186

     Proceeds from convertible long-term notes                         1,355,069                                     1,355,069

     Proceeds from issuance of common stock                              766,250                  2,750                990,256

Net cash provided by financing activities                              2,375,548                517,050              3,618,399

                                                                -----------------      -----------------      -----------------
Net increase (decrease) in cash                                          399,128                 (9,839)               415,375

Cash - beginning                                                          16,247                 26,086                      -

Cash - ending                                                          $ 415,375               $ 16,247              $ 415,375

Supplemental disclosures:

     Interest Paid                                                        75,103                 18,425                143,003

     Income Taxes Paid                                                         -                      -                      -

Non-Cash investing and financing activities:

     Shares issued for research and development and consulting                                        -                 68,753

     Shares issued for conversion of debt                                288,326                 49,029                337,355

     Warrants issued in connection with financing                        406,525                      -                481,525

     Warrants issued to consultants for services                         349,173                                       349,173

     Options issued in connection with services                                -                      -                107,504

     Shares issued in connection with services                         1,494,955                 65,646              1,828,059

     Shares issued in connection with loan                                     -                225,000                225,000

     Shares issued in connection with factoring                          (90,000)                90,000                      -

     Amortization of debt discount - beneficial conversion             1,500,000                                     1,500,000
     feature of convertible note (Note D)

     Warrants payable (detachable) with convertible preferred
     shares                                                             (347,610)               347,610                     --

     Beneficial conversion discount on convertible preferred
     stock                                                               800,000                736,250              1,536,250

     Convertible preferred shares issued for previously incurred debt     76,330                                        76,330

     Convertible preferred shares issued for accrued management fees     723,670                                       723,670

   The accompanying notes are an integral part of these financial statements

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation Cyberlux Corporation (the "Company") is incorporated under the laws of the State of Nevada. The Company is in the development stage as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises ("SF AS No.7") and is seeking to develop, manufacture and market long-term portable lighting products for commercial and industrial us. To date the Company has generated little revenue, has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2004, the Company has accumulated losses of $10,847,683.

The Company is in the development stage and its efforts have been principally devoted to designing, developing manufacturing and marketing advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.

The Company's common stock has been listed on the NASDAQ OTC Electronic Bulletin Board sponsored by the National Association of Securities Dealers, Inc. under the symbol "CYBL" since July 11,2003.

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

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

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

Property, plant and equipment
Property and equipment are recorded at cost. Minor additions and renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives

Advertising costs
The Company expenses all costs of advertising as incurred. Advertising costs totaled $100,132 and $20,820 in 2004 and 2003 respectively.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31,2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Impairment of long lived assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144 ). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes ill circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SF AS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2004 and 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Stock-Based Compensation:

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SF AS No. 123 to require prominent disclosures in both armua1 and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended December 31,2002 and subsequent years.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note D):

                                                          For the year ended December
                                                                             31,

                                                               2004             2003
                                                            -----------    -----------
Net loss attributable to common stockholders -as reported   $(6,825,848)   $(2,230,806)

Add. Total stock based employee compensation expense as
reported under intrinsic value method (APB No. 25)              105,000             --

Deduct Total stock based employee compensation expense
as reported under fair value based method  (SFAS No. 123)      (658,800)      (106,800)

Net loss -Pro Forma                                         $(7,379,648)   $(2,337,606)

Net loss attributable to common stockholders - Pro forma    $(7,379,648)   $(2,337,606)

Basic (and assuming dilution) loss per share -as
reported                                                    $     (0.41)   $     (0.29)

Basic (and assuming dilution) loss per share - Pro
forma                                                       $     (0.44)   $     (0.31)

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Loss per share

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No.128 (SF AS #128) Earnings Per Share. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period.

Segment reporting

The Company follows Statement of Financial Accounting Standards No.130, Disclosures About Segments of an Enterprise and Related Information. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows Statement of Financial Accounting Standard No.109, Accounting for Income Taxes (SFAS No.109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse

Recent pronouncements

In November, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for normal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that"... under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. "This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

In December, 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" (SFAS
152). The amendments made by Statement 152. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP 04-2), Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance of SOP 04-2. This Statement id effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations, or cash flows.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised, 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year, 2005. Currently the Company accounts for its share-based payment transactions under the provisions of APB25, which does not necessarily require the recognition of compensation costs in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of ooperations in the tird quarter of fiscal year 2005 and thereafter.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Recent pronouncements (Continued)

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS 153"). This Statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value if determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in the fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE B-NOTES PAYABLE AND CONVERTIBLE DEBENTURES Notes payable at December 31, 2004 and 2003 are as follows:

                                                                                   2004          2003
10% convertible note payable, unsecured and due September, 2003;
accrued and unpaid interest due at maturity ; Note holder has the option to
convert unpaid note principal together with accrued and unpaid interest to the                      2,500
Company's common stock at a rate of $ .50 per share. The company was in violation of the loan covenants.

10% convertible notes payable, unsecured and due March, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common
stock at a rate of $ 1.00 per share. The Company is in violation of  the                            7,500
loan covenants.
                                                                                     -0-

10% convertible notes payable, unsecured and due March, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common
stock at a rate of $ .50 per share. The Company is in violation of  the                            25,000
loan covenants.                                                                   25, 000
,

10% notes payable, unsecured and due March, 2003; accrued and unpaid interest due at maturity; Note
 holder has the option to convert unpaid note principal together with accrued
and unpaid interest to the Company's common stock at a rate of $ 1.00 per                           10,000
share.                                                                               -0-

18% note payable, interest payable monthly and due June, 2003; note secured by Company's assets and
 pledge of 3,265,000 shares of the Company's common stock owned by Company's principal shareholders
 and officers; Note holder has the option to convert unpaid note principal together with accrued and unpaid
 interest to the Company's common stock at the lower of $ .15 per share or a price per share equal to 85 % of the average daily bid price over the ten preceding days prior to the date of
conversion. The Company is in violation of the loan covenants. This note was                       195,000
paid off and settledsubsequently in January 2004.                                    -0-

10% Convertible note payable, unsecured and due October 2003; accrued and unpaid interest due at maturity. Note holder has the option to convert the unpaid note principal together with accrued and unpaid interest to the Company's common
stock at $ .25 per share. The Note was redeemed in  March, 2004 for a                               75,000
combination of common stock and cash.                                                 -0-

10% convertible note payable, unsecured and due October 2003 ; accrued and unpaid interest due at maturity; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common
stock at the rate of $ .10 per share. The Company is in violation of the loan                        5,000
covenants.  The note was converted to common stock in June, 2004                      -0-

10% convertible note payable in the original amount of $1,500,000, and due
September, 2006. Interest is payable quarterly during the life of the note. The note is convertible into the Company's common stock at the lower of a) $0.72; b)
50% of the average of the three lowest intraday trading prices for the common stock. The full principal amount of the secured convertible notes is due upon a default under the terms of the secured convertible notes. The note is secured by substantially all of the Company's assets, including the assets of wholly owned subsidiaries and intellectual property. As of December 31, 2004 the Note holder has converted $144,931 of the principal to common stock of the Company.
                                                                                1,355,069

                                                                          --------------------------------

                                                                                1,382,569          320,000

Less: current portion                                                             (27,500)        (320,000)
                                                                          --------------------------------
Total                                                                          $1,355,069     $         --

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31,2004 AND 2003

In accordance with the Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the convertible note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. During the year ended December 31, 2004, the Company recognized and measured an aggregate of $1,500,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital as a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is expensed immediately as interest expense since the note can be converted to common shares at any time.

In connection with the placement of the convertible note, the Company issued non-detachable warrants granting the holders the right to acquire 2,250,000 shares of the Company's common stock at $0.50 per share. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 2.0%, a dividend yield of 0%, and a volatility of 149%.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31,2004 AND 2003

NOTE C -STOCKHOLDER'S EQUITY

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share.

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

In connection with the placement of the Company's Note Payable in October, 2001, the Company issued warrants to purchase 500,000 shares of the Company's common stock at par value to the holders of the Note. The warrant agreement expires October 22, 2004, and is callable upon election by the Company. The 500,000 warrants are valued at $0.15 per warrant, or $75,000, which represents the fair value of the warrants, issued and is being amortized over the life of the loan. The warrant was exercised in November, 2001. Amortization expense of $ 50,000 and $12,500 was charged to operations in 2002 and 2001,respectively.

During the year ended December 31, 2001, certain warrant holders elected to convert their warrants to 636,000 shares of the Company's $0.00 1 par value common stock for cash of $ 14,250.

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

In June, 2003, the Company issued 200,000 shares of its common stock in exchange for services totaling $ 50,000. The stock issued was valued at approximately $.25 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In September, 2003, the Company issued 450,000 shares of its common stock in exchange for services totaling $ 90,000. The stock issued was valued at approximately $.20 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

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

In January, 2004, the holders of $27,691 in notes payable exchanged the unpaid principal together with accrued interest for 110,764 shares of the Company's common stock.

In January, 2004, the Company issued 2,585,000 shares of its common stock in exchange for services totaling $ 956,450. The stock issued was valued at approximately $.37 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In January, 2004, the Company issued 1,200,000 shares of its common stock in exchange for services totaling $ 252,000. The stock issued was valued at approximately $.21 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In April, 2004, the Company received back and cancelled 450,000 shares of its common stock for return of collateral deposit with factor at $90,000.

In April, 2004, the Company issued warrants to consultants for services of $243,000 which represents the fair value of the warrants issued, which did not differ materially from the value of the services rendered.

In April, 2004, the Company issued 2,000,000 options to purchase common stock at $0.2125 per share to employees of the Company. The company recognized $275,000 as stock-based compensation and additional paid in capital, which is equal to the intrinsic value of the stock on the date of the award.

In May, 2004, the Company issued 5,310,000 shares of common stock at $0.10 per share for private placement for cash. In connection with the offering, the investors received a warrant to purchase the Company's common stock for each share of common stock purchased ("Class A Warrants"). The warrants have an exercise price of $0.25 per share and expire on June 30, 2004.

In May, 2004, the Company issued 50,000 shares of common stock at $0.10 per share on conversion of notes payable.

In June, 2004, the Company issued 1,760,000 shares of its common stock in exchange for services totaling $ 176,000. The stock issued was valued at approximately $.10 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

In July, 2004 the Company issued 100,000 shares of common stock in exchange for services rendered to the Company valued at $40,000. The shares were issued at $0.40 per share which represents the fair value of the stock issued which did not materially differ from the value of the services rendered.

In July, 2004 the Company issued 100,000 shares of common stock at $0.10 for private placement for cash.

In August 2004, the Company issued 651,000 shares of common stock against exercise of warrants at $0.25 per share for $150,250 in cash and balance $12,500 was adjusted out of cash received in June 2004.

In August 2004, the Company issued 200,000 shares of common stock for exercise of warrants at $0.25 per share for cash.

In August, 2004, holders converted 4 shares of preferred stock - Class A into 200,000 of common stock at $.10 per share.

In September 2004, the Company recognized and measured an aggregate of $500,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and expensed as interest.

In September, 2004, the Company issued warrants to consultants for services for $106,173 which represents the fair value of the warrants issued, which did not differ materially from the value of the services rendered.

In October, 2004, the Company issued 690,000 shares of its common stock in exchange for services totaling $ 172,500. The stock issued was valued at approximately $.25 per share, which represents the fair value of the stock issued, which did not differ materially from the value of the services rendered.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE C -STOCKHOLDER'S EQUITY (CONTINUED)

In October, 2004, the Company issued 140,019 shares of its common stock at $0.15 per share on conversion of notes payable.

In October, 2004, the Company recognized and measured an aggregate of $500,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and expensed as interest.

In November, 2004, the Company recognized and measured an aggregate of $500,000 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and expensed as interest.

In November, 2004, the Company issued 1,035,221 shares of its common stock at $0.105 per share on conversion of notes payable.

In December, 2004, the Company issued 1,035,221 shares of its common stock at $0.035 per share on conversion of notes payable.

In December, 2004, holders converted 15 shares of preferred stock - Class A into 750,000 shares of common stock at $.10 per share.

In December, 2004, the Company issued 203,867 shares of its common stock to holders of preferred - Class A stock as a penalty for late registration of the underlying common shares. The Company recorded an expense of $0.44 per share in the amount of $89,702.

Preferred Stock

The Company has also authorized 5,000,000 shares of preferred Class A stock, with a par value of $.001 per share.

In December, 2003, the Company issued 155 shares of its convertible preferred stock -class A, valued at $5,000 per share. This has a stated value of $5,000 per share and a conversion price of $0.10 per share and warrants to purchase an aggregate of 15,500,000 shares of our common stock. The Company recorded beneficial conversion discount for the year ended December 31, 2003 of $736,250.

In May, 2004, the Company issued 15.861 shares of its convertible preferred stock - class A, valued at $5,000 per share. This has a stated value of $5,000 per share and a conversion price of $0.10 per share and warrants to purchase an aggregate of 1,600,000 shares of our common stock.

The Company has also authorized 8,000,000 shares of preferred Class B stock, with a par value of $.001 per share.

In January, 2004, the Company issued 800,000 shares of its preferred stock - class B in lieu of certain accrued management service fees payable and notes payable including interest payable thereon totaling $800,000 to officers of the company. The stock issued was valued at $1.00 per share, which represents the fair value of the stock. The shares of preferred stock are convertible into common shares at $0.20 per share which was amended in April, 2004 to $0.10 per share. In connection with the transaction, the Company recorded a beneficial conversion discount of $800,000 - preferred dividend relating to the issuance of the convertible preferred stock. The preferred stock - class B accumulates interest, payable as dividends at the rate of 12% per annum. For the year ended December 31, 2004 $96,000 in dividends were accumulated. These dividends are not recorded until declared by the Company.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE D -STOCK OPTIONS

Class A Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31,2004.

    Warrants Outstanding                         Warrants Exercisable
    --------------------                         --------------------
                          Weighted        Weighted                  Weighted
                           Average        Average                   Average
Exercise                  Remaining       Exercise                  Exercise
---------       Number   Contractual      ---------    Number       --------
   Prices   Outstanding  Life (years)       Price   Exercisable     Price
   ------   -----------  ------------       -----   -----------     -----
     $ 0.10       91,500            5       $ 0.10       91,500      $ 0.10
                                                --
       0.20    1,445,000            4         0.20    1,445,000        0.20

       0.25   10,101,564            3         0.25   10,101,164        0.25
       0.50    2,600,000            5         0.50    2,600,000        0.50

     $ 1.05    8,643,064            3         1.05    8,643,064        1.05

              22,881,128         3.30       $ 0.58   22,881,128      $ 0.58

Transactions involving the Company's warrant issuance are summarized as follows:

                                                                Weighted Average
                                               Number of Shares  Price Per Share

Outstanding at December
31,2003                                               15,895,000     $      0.54
Granted                                               11,756,128            0.39
Exercised                                               (851,000)           0.25
Canceled or expired                                   (3,919,000)           0.25
Outstanding at December
31, 2004                                              22,881,128     $      0.58

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

        Options Outstanding                        Options  Exercisable
        -------------------                        --------------------
                          Weighted        Weighted                  Weighted
                           Average        Average                   Average
Exercise                  Remaining       Exercise                  Exercise
---------       Number   Contractual      ---------    Number       --------
   Prices   Outstanding  Life (years)       Price   Exercisable     Price
   ------   -----------  ------------       -----   -----------     -----

 $ 0.2125     2,000,000        5         $ 0.2125     2,000,000  $ 0.2125
                                                                   ------

   0.2975     2,000,000        6           0.2125     2,000,000    0.2125

              4,000,000      5.5         $ 0.2125     4,000,000  $ 0.2125

Transactions involving stock options issued to employees are summarized as follows:

                                                                 Weighted
                                                      Number     Average
                                                     of Shares   Price Per Share
Outstanding at
December 31, 2003                                     2,000,000     $  0.2125
Granted                                               2,000,000        0.2125
Exercised
                                                      ---------     ---------
Canceled or
expired                                                      --            --
Outstanding at
December 31, 2004                                     4,000,000     $  0.2125

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE D -STOCK OPTIONS (CONTINUED)

The weighted-average fair value of stock options granted to employees during the period ended December 31, 2004 and 2003 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                               2004        2003

Significant assumptions
(weighted-average):
Risk-free interest rate at grant
date                                                            2.0%       1.02%
Expected stock price volatility                                 149%         26%
Expected dividend payout                                         --          --
Expected option life-years (a)                                    6           5

(a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SF AS No.123, the Company's pro forma net loss and net loss per share would have been $( 7,379,648 ) and $( 0.44 ) for the year ended December 31,2004 and $(2,337,606) and $(0.31) for the year ended December 31, 2003, respectively.

                              CYBERLUX CORPORATION
                         (A DEVELOPMENT STAGE COMP ANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE E -RELATED PARTY TRANSACTIONS

The Company entered into a sub-lease agreement with Research Econometrics, LLP, which provides the Company the ability to continue the research and development efforts of the Electrochemical Portable Power Plant and Lighting System. The agreement is on a month-to-month basis. Total rental expense for the years ending December 31, 2004 and 2003 was $ 0 and $8,814, respectively.

The Company incurred management fees to its officers totaling $445,997 and $504,000 during the years ended December 31, 2004 and December 31, 2003, respectively. Unpaid management fees aggregate $ 0 and $996,508 as of December 31, 2004 and 2003, respectively. In May, 2004 the Board of Directors converted $723,670 in unpaid management fees to Preferred Class B shares of the Company at a rate of $1.00 per preferred share. The Company also issued notes payable to officers in the amount of $283,835 for the balance of the unpaid management fees. From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 12% per annum. As of December 31, 2004 and 2003, the balance due to the officers was $ 399,080 and $207,845, respectively.

NOTE F -COMMITMENTS AND CONTINGENCIES

Consulting Agreements
The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

NOTE G- LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

2004 2003 Net loss available to Common stockholders   $ (6,825,848)   $ (2,230,806)

Basic and diluted loss per share                             (0.41)          (0.29)

Weighted average common shares outstanding              16,701,174       7,652,012


NOTE H- INCOME TAXES


The Company has adopted Financial Accounting Standards No.109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. At December 31,2004 and 2003, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $ 8,500,000, expiring in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of December 31,2004 are as follows:

Non current:
Net operating loss carry forward   $ 2,900,000
Valuation allowance                $(2,900,000)
Net deferred tax asset                      --

The realization of these net operating loss carry forwards is dependent upon generating taxable income prior to the related year of expiration. The amount of carry forward that may be utilized in any future tax year may also be subject to certain limitations, including limitations as a result of certain stockholder ownership changes in which may be beyond the control of the Company.

                              CYBERLUX CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE I- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements during the years ended December 31,2004 and 2003, the Company incurred losses from operations of $(6,025,848) and $(1,494,556), respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE J-SUBSEQUENT EVENTS

In January, 2005, the Company issued 1,035,221 shares of its common stock at $0.0248 per share on conversion of notes payable.

In January, 2005, the Company issued 1,035,221 shares of its common stock at $0.0135 per share on conversion of notes payable.

In February, 2005, the Company issued 1,035,221 shares of its common stock at $0.00883 per share on conversion of notes payable.

In March, 2005, the Company issued 1,035,221 shares of its common stock at $0.01358 per share on conversion of notes payable.

In March, 2005, the Company issued 1,035,221 shares of its common stock at $0.00983 per share on conversion of notes payable.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM  8A. CONTROLS AND PROCEDURES

      Evaluation of Disclosure Controls and Procedures: As of December 31, 2004, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

      Changes in internal controls: There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

ITEM  8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

         Set forth below are the directors and executive officers of the Company, their ages and positions held with the Company, as follows

Name                       Age              Position
------------------------------------------------------------------------------------------------
Donald F. Evans            70               Chief Executive Officer and Chairman of the Board of
Directors
Mark D. Schmidt            40               President, Chief Operating Officer and Director
John W. Ringo              59               Secretary, Corporate Counsel and Director
Alan H. Ninneman           61               Senior Vice President and Director
David D. Downing           55               Chief Financial Officer and Treasurer

         Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are three seats on our board of directors.

         Currently, our Directors are not compensated for their services. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

         DONALD F. EVANS. Mr. Evans has been our Chief Executive Officer and Chairman of the Board since May 2000. Between 1979 and May 2000, Mr. Evans was the Managing Partner of Research Econometrics, a North Carolina based corporation, where Mr. Evans began an investigative research study into the feasibility of a long-term electrochemical interim lighting system. From June 1996 until March 1999, Mr. Evans represented the investment interest of Research Econometrics in Waste Reduction Products Corporation, a privately held North Carolina corporation Mr. Evans also served on the Board of Directors of Waste Reduction Products Corporation. Mr. Evans graduated from the University of North Carolina, Chapel Hill, NC with a BS Degree in Economics.

         MARK D. SCHMIDT. Mr. Schmidt has been our President, Chief Operating Officer and Director since May 2003. From December 1999 until December 2002, Mr. Schmidt was a founder and executive of Home Director, Inc., the IBM Home Networking Division spin-off company and a public company. Mr. Schmidt is a former IBM executive with over 15 years of consumer marketing, business management and venture startup experience. Mr. Schmidt graduated Summa Cum Laude with a Bachelor of Science Degree in Engineering from North Carolina State University and earned an MBA Degree from the Fuqua School of Business at Duke University.

         JOHN W. RINGO. Mr. Ringo has been our Secretary, Corporate Counsel and a Director since May 2000. Since 1990, Mr. Ringo has been in private practice in Marietta, GA specializing in corporate and securities law. He is a former Staff Attorney with the U. S. Securities and Exchange Commission, a member of the Bar of the Supreme Court of the United States, the Kentucky Bar Association and the Georgia Bar Association. Mr. Ringo graduated from the University of Kentucky in Lexington, KY with a BA Degree in Journalism. Subsequently, he received a Juris Doctor Degree from the University of Kentucky College of Law.

         ALAN H. NINNEMAN. Mr. Ninneman has been our Senior Vice President and a Director since May 2000. From 1992 until April 2000, Mr. Ninneman was a Chief Executive Officer of City Software, Inc. based in Albuquerque, New Mexico. He was a senior support analyst for Tandem Computer, San Jose, California from 1982 to 1985; senior business analyst at Apple Computer, Cupertino, California from 1985 to 1987; and Director of Operations at Scorpion Technologies, Inc., San Jose, California. Mr. Ninneman attended Elgin Community College, Elgin, IL and subsequently majored in business administration at Southern Illinois University, Carbondale, IL.

         DAVID D. DOWNING. Mr. Downing has been our Chief Financial Officer and Treasurer since May 2000. Mr. Downing joined Marietta Industrial Enterprises, Inc., Marietta, Ohio in November 1991 as its Chief Financial Officer. He was elected to the Board of Directors of that Company in January 1994. He has been a Director of American Business Parks, Inc., Belpre, Ohio since January 1998 and served as a director of Agri-Cycle Products, Inc. from May 1998 until April 2001. Mr. Downing graduated from Grove City College, Grove City, PA with a BA Degree in Accounting.

Limitation of Liability of Directors

         Our Articles of Incorporation, as amended, provide to the fullest extent permitted by Nevada law, our directors or officers shall not be personally liable to us or our shareholders for damages for breach of such director's or officer's fiduciary duty. The effect of this provision of our Articles of Incorporation, as amended, is to eliminate our rights and our shareholders (through shareholders' derivative suits on behalf of our company) to recover damages against a director or officer for breach of the fiduciary duty of care as a director or officer (including breaches resulting from negligent or grossly negligent behavior), except under certain situations defined by statute. We believe that the indemnification provisions in our Articles of Incorporation, as amended, are necessary to attract and retain qualified persons as directors and officers.

Election of Directors and Officers.

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

         No Executive Officer or Director of the Company has been the subject of any order, judgment, or decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

         No Executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

         No Executive Officer or Director of the Company is the subject of any pending legal proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Cyberlux Corporation executive officers and directors, and persons who beneficially own more than ten percent of the Company's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Cyberlux Corporation with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from Company executive officers and directors, the Company believes that during the year ended 2004, the officers and directors filed all of their respective Section 16(a) reports on a timely basis.

Audit Committee

         We do not have an Audit Committee, our board of directors during 2004, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

Nominating Committee

         We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors performed some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee at this time, however, our Board of Directors intend to continually evaluate the need for a Nominating Committee.

Code of Conduct

         On March 4, 2005, we adopted a written code of conduct that governs all of our officers, directors, employees and contractors. The code of conduct relates to written standards that are reasonably designed to deter wrongdoing and to promote:

      (1) Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

      (2) Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

      (3)   Compliance with applicable governmental laws, rules and regulations;

      (4) The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

      (5)   Accountability for adherence to the code.

Compensation Committee

         We currently do not have a compensation committee of the board of directors. Until a formal committee is established, if at all, our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

ITEM 10. EXECUTIVE COMPENSATION

Termination of Employment

         There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person associated with the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Executive Compensation

         The following table sets forth the cash compensation of the Company's newly elected executive officers and directors during of the years 2004, 2003 and 2002. The remuneration described in the table represents compensation received from Cyberlux Corporation and does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer's cash compensation.

Summary Compensation Table

                                                                  ANNUAL COMPENSATION

                                                             Other
                                                             Annual      Restricted     Options      LTIP
   Name & Principal                Salary        Bonus       Compen-       Stock         SARs       Payouts      All Other
       Position           Year       ($)          ($)        sation ($)   Awards($)       (#)         ($)      Compensation
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
Donald F. Evans           2004    180,000          0            0            -         550,000         -             -
  CEO & Chairman          2003    180,000          0            0            -         700,000         -             -
                          2002     98,004          0            0            -            -            -             -
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
John W. Ringo             2004    102,000          0            0            -         400,000         -             -
  Secretary and           2003    102,000          0            0            -         250,000         -             -
  Corporate Counsel       2002     69,000          0            0            -            -            -             -
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
Alan H. Ninneman          2004    102,000          0            0            -         400,000         -             -
  Senior Vice President   2003    102,000          0            0            -         250,000         -             -
                          2002     78,000          0            0            -            -            -             -
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------
Mark D. Schmidt           2004    180,000          0            0            -         650,000         -             -
  President & COO         2003    120,000          0            0            -         550,000         -             -
                          2002          -          -            -            -            -            -             -
------------------------ ------- ------------ ------------ ------------ ------------- ----------- ------------ --------------

Annual compensation began accruing in the form of management fees as of July 2000. The compensation indicated in the table is the annualized amount of salary to be paid the respective officers in accordance with their employment agreements.

Option/SAR Grants in Last Fiscal Year

-------------------------------------------------------------------------------
                  NUMBER OF       % OF TOTAL
                  SECURITIES      OPTIONS/SARS
                  UNDERLYING      GRANTED TO
                  OPTIONS/SARS    EMPLOYEES IN    EXERCISE OR BASE  EXPIRATION
NAME              GRANTED (#)     FISCAL YEAR     ($/SH)            DATE
-------------------------------------------------------------------------------
Donald F. Evans          550,000           %27.5       $0.2125 /Sh      2010
-------------------------------------------------------------------------------
John W. Ringo            400,000           %20.0       $0.2125 /Sh      2010
-------------------------------------------------------------------------------
Alan H. Ninneman         400,000           %20.0       $0.2125 /Sh      2010
-------------------------------------------------------------------------------
Mark D. Schmidt          650,000           %32.5       $0.2125 /Sh      2010
-------------------------------------------------------------------------------

Stock Option Plans

         We have created an Employee Stock Option Plan for incentive/retention of current key employees and as an inducement to employment of new employees. The 2003 plan, which sets aside 2,000,000 shares of common stock for purchase by employees, was made effective by the Board of Directors.

         On September 2, 2003, our Board approved a 2004 Incentive Stock Option Plan, which will provide 2,000,000 shares to underwrite options.

         On April 8, 2004 our Board approved the 2005 Incentive Stock Option Plan that provides for 12,000,000 shares to underwrite options and on January 10, 2005, the Board approved the 2006 Plan that provides for 18,000,000 shares to underwrite options.

         The stock option plans are administered directly by our board of directors.

         Subject to the provisions of the stock option plans, the board will determine who shall receive stock options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices.

         As of December 31, 2004, there were 2,000,000 stock options granted under the 2003 plan that were outstanding.

Employment Agreements

Donald F. Evans

         On July 1, 2000, we entered into an eight-year employment contract with Donald F. Evans to serve as Chief Executive Officer, which was amended on January 1, 2003. The base salary under the agreement is $180,000 per annum, plus benefits.

Alan H. Ninneman

         On July 1, 2000, we entered into an eight-year employment contract with Alan H. Ninneman to serve as Senior Vice President, which was amended on January 1, 2003. The base salary under the agreement is $102,000 per annum, plus benefits.

John W. Ringo

         On July 1, 2000, we entered into an eight-year employment contract with John W. Ringo to serve as Secretary and Corporate Counsel, which was amended on January 1, 2003. The base salary under the agreement is $102,000 per annum, plus benefits.

Mark D. Schmidt

On May 1, 2003, we entered into an employment contract with Mark D. Schmidt to serve as Executive Vice President and Chief Operating Officer until June 30, 2008. The base salary under the agreement is $180,000 per annum, plus benefits.

ITEM  11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents information, to the best of the Company's knowledge, about the beneficial ownership of its common stock on March 28, 2005 relating to the beneficial ownership of the Company's common stock by those persons known to beneficially own more than 5% of the Company's capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 29,836,117 shares of common stock outstanding.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

NAME AND ADDRESS                                   NUMBER OF       PERCENTAGE OF
OF OWNER                        TITLE OF CLASS     SHARES OWNED(1)     CLASS (2)
-------------------------------------------------------------------------------

Donald F. Evans                 Common Stock       28,965,300 (3)      50.51%
4625 Creekstone Drive
Suite 100
Research Triangle Park
Durham, NC 27703

Mark D. Schmidt                 Common Stock       10,300,000 (4)      25.79%
4625 Creekstone Drive
Suite 100
Research Triangle Park
Durham, NC 27703

Alan H. Ninneman                Common Stock       18,715,200 (5)      39.07%
4625 Creekstone Drive
Suite 100
Research Triangle Park
Durham, NC 27703

John W. Ringo                   Common Stock       17,141,500 (6)      36.84%
4625 Creekstone Drive
Suite 100
Research Triangle Park
Durham, NC 27703

David Downing                   Common Stock        8,133,000 (7)      21.71%
4625 Creekstone Drive
Suite 100
Research Triangle Park
Durham, NC 27703

All Officers and Directors      Common Stock       83,255,000 (8)      75.80%
As a Group (5 persons)

===============================================

Donald F. Evans                 Preferred B           275,103          34.38%

Mark D. Schmidt                 Preferred B           101,000          12.62%

Alan H. Ninneman                Preferred B           180,652          22.58%

John W. Ringo                   Preferred B           166,915          20.86%

David Downing                   Preferred B            76,330           9.54%

     * Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 1, 2004 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 29,836,117 shares issued and outstanding on March 28, 2005.

(3) Includes 275,103 shares of Series B convertible preferred stock convertible into 27,510,300 shares of common stock.

(4) Includes 101,000 shares of Series B convertible preferred stock convertible into 10,100,000 shares of common stock.

(5) Includes 180,652 shares of Series B convertible preferred stock convertible into 18,065,200 shares of common stock.

(6) Includes 166,915 shares of Series B convertible preferred stock convertible into 16,691,500 shares of common stock.

(7) Includes 76,330 shares of Series B convertible preferred stock convertible into 7,633,000 shares of common stock.

(8) Includes 800,000 shares of Series B convertible preferred stock convertible into 80,000,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We issued certain management fees, which were for accrued salaries for Messrs. Evans, Ninneman, Ringo, Schmidt and Downing consistent with employment agreements. These fees are in the form of non-interest bearing promissory notes. $800,000 of these management fees were converted to Series B Convertible Preferred stock with superior voting rights. Salary accruals in the form of management fees for Messrs. Evans, Ninneman and Ringo are still owed in the amounts of $125,401.95, $82,347.82 and $76,085.63, respectively.

         Promissory notes were issued to certain officers for loans to the Company for working capital. These Notes are listed as payable upon demand and accrue interest at 12% per annum. Don F. Evans, David D. Downing, Alan H. Ninneman loaned $3,100, $108,500 and $3,745, respectively. The terms of transactions in this section are as fair to the Company as any transactions that could have been made with unaffiliated parties.

         We have no policy regarding entering into transactions with affiliated parties.

                                     PART IV

ITEM  13.         EXHIBITS

Exhibit No.       Description

3.1 Articles of Incorporation, dated as of May 17, 2000, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on December 17, 2001 and incorporated herein by reference.

3.2 Certificate of Amendment to the Articles of Incorporation, dated as of April 3, 2003, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on April 30, 2003 and incorporated herein by reference.

3.3 Bylaws of Cyberlux Corporation, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on December 17, 2001 and incorporated herein by reference.

3.4 Certificate of Designation of Series A Preferred Stock, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 8, 2004 and incorporated herein by reference.

4.1 Securities Purchase Agreement, dated as of September 23, 2004, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as Exhibit 4.1 to the current report on Form 8-K filed with the Commission on September 29, 2004 and incorporated herein by reference.

4.2 Secured Convertible Note issued to AJW Offshore, Ltd., dated September 23, 2004, filed as Exhibit 4.2 to the current report on Form 8-K filed with the Commission on September 29, 2004 and incorporated herein by reference.

4.3 Secured Convertible Note issued to AJW Qualified Partners, LLC, dated September 23, 2004, filed as Exhibit 4.3 to the current report on Form 8-K filed with the Commission on September 29, 2004 and incorporated herein by reference.

4.4 Secured Convertible Note issued to AJW Partners, LLC, dated September 23, 2004, filed as Exhibit 4.4 to the current report on Form 8-K filed with the Commission on September 29, 2004 and incorporated herein by reference.

4.5 Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated September 23, 2004, filed as Exhibit
                  4.5 to the current report on Form 8-K filed with the Commission on September 29, 2004 and incorporated herein by reference.

4.6 Common Stock Purchase Warrant issued to AJW Offshore, Ltd., dated September 23, 2004, filed as Exhibit 4.6 to the current report on Form 8-K filed with the Commission on September 29, 2004 and incorporated herein by reference.

4.7 Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated September 23, 2004, filed as Exhibit 4.7 to the current report on Form 8-K filed with the Commission on September 29, 2004 and incorporated herein by reference.

4.8 Common Stock Purchase Warrant with AJW Partners, LLC, dated September 23, 2004, filed as Exhibit 4.8 to the current report on Form 8-K filed with the Commission on September 29, 2004 and incorporated herein by reference.

4.9 Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated September 23, 2004, filed as Exhibit
                  4.9 to the current report on Form 8-K filed with the Commission on September 29, 2004 and incorporated herein by reference.

4.10 Registration Rights Agreement, dated as of September 23, 2004, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as Exhibit 4.10 to the current report on Form 8-K filed with the Commission on September 29, 2004 and incorporated herein by reference.

4.11 Security Agreement, dated as of September 23, 2004, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as Exhibit 4.11 to the current report on Form 8-K filed with the Commission on September 29, 2004 and incorporated herein by reference.

4.12 Intellectual Property Security Agreement, dated as of September 23, 2004, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as Exhibit
                  4.12 to the current report on Form 8-K filed with the Commission on September 29, 2004 and incorporated herein by reference.

4.13 Guaranty and Pledge Agreement, dated as of September 23, 2004, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., New Millennium Capital Partners II, LLC and Donald F. Evans, filed as Exhibit
                  4.13 to the current report on Form 8-K filed with the Commission on September 29, 2004 and incorporated herein by reference.

10.1 Donald F. Evans Employment Agreement, dated as of July 1, 2000, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on December 17, 2001 and incorporated herein by reference.

10.2 Alan H. Ninneman Employment Agreement, dated as of July 1, 2000, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on December 17, 2001 and incorporated herein by reference.

10.3 John W. Ringo Employment Agreement, dated as of July 1, 2000, filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on December 17, 2001 and incorporated herein by reference.

10.4 Donald F. Evans Amended Employment Agreement, dated as of January 1, 2003, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on April 30, 2003 and incorporated herein by reference.

10.5 Alan H. Ninneman Amended Employment Agreement, dated as of January 1, 2003, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on April 30, 2003 and incorporated herein by reference.

10.6 John W. Ringo Amended Employment Agreement, dated as of January 1, 2003, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on April 30, 2003 and incorporated herein by reference.

10.7 Mark D. Schmidt Employment Agreement, dated as of May 1, 2003, filed as an exhibit to the quarterly report on Form 10-QSB filed with the Commission on August 19, 2003 and incorporated herein by reference.

10.8 Proprietary Product Manufacturing Agreement, dated as April 24, 2001, by and between Cyberlux Corporation and Shelby County Community Services, Inc., filed as an exhibit to the registration statement on Form 10-SB filed with the Commission on December 17, 2001 and incorporated herein by reference.

10.9 Design Agreement, dated as of March 2, 2001, by and between Cyberlux Corporation and ROBRADY Design, filed as an exhibit to the registration statement on Form 10-SB/A filed with the Commission on February 4, 2001 and incorporated herein by reference.

10.10 Series A Convertible Preferred Stock Purchase Agreement, dated as of December 31, 2003, by and among Cyberlux Corporation and the purchasers set forth therein, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 8, 2004 and incorporated herein by reference.

10.11 Registration Rights Agreement, dated as of December 31, 2003, by and among Cyberlux Corporation and the purchasers of Series A Convertible Preferred Stock set forth therein, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 8, 2004 and incorporated herein by reference.

10.12 Form of Series A Warrant issued in connection with the sale of Series A Convertible Preferred Stock, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 8, 2004 and incorporated herein by reference.

10.13 Form of Series B Warrant issued in connection with the sale of Series A Convertible Preferred Stock, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 8, 2004 and incorporated herein by reference.

10.14 Lock-up Agreement, dated as of December 31, 2003, by and among Cyberlux Corporation and certain officers and directors of Cyberlux Corporation, filed as an exhibit to the current report on Form 8-K filed with the Commission on January 8, 2004 and incorporated herein by reference.

14.1              Code of Conduct

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

         The aggregate fees billed for professional services rendered by Russell Bedford Stefanou Mirchandani LLP for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2004 and 2003 were $56,650 and $31,439 respectively.

Audit-Related Fees

         None.

Tax Fees

         None.

All Other Fees

         None.

Policy On Audit Committee Pre-Approval Of Audit And Permissible Non-Audit Services Of Independent Auditors

         The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                            CYBERLUX CORPORATION

Dated:  April 15, 2005                      By: /s/ DONALD F. EVANS
                                               --------------------
                                            Donald F. Evans
                                            Chief Executive Officer
                                           (Principal Executive Officer)

Dated:  April 15, 2005                      By: /s/ DAVID D. DOWNING
                                               ---------------------
                                            David D. Downing
                                            Chief Financial Officer
                                           (Principal Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                                    DATE

/s/ DONALD F. EVANS                         Chief Executive Officer and                 April 15, 2005
--------------------------------            Chairman of the Board of Directors
    Donald F. Evans

/s/ MARK D. SCHMIDT                         President, Chief Operating Officer          April 15, 2005
--------------------------------            and Director
    Mark D. Schmidt

/s/ JOHN W. RINGO                           Secretary, Corporate Counsel                April 15, 2005
--------------------------------            and Director
    John W. Ringo

/s/ ALAN H. NINNEMAN                        Senior Vice President and Director          April 15, 2005
--------------------------------
    Alan H. Ninneman