Form 10QSB
period 2005-03-31
CYBERLUX CORP
filed 2005-05-18
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31. 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

                       For the Period Ended March 31, 2005
                        Commission file number 000-33415


                              CYBERLUX CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                 Nevada                               91-2048178
        ------------------------          ---------------------------------
        (State of Incorporation)          (IRS Employer Identification No.)


                              4625 Creekstone Drive
                                    Suite 100
                             Research Triangle Park
                                Durham, NC 27703
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (919) 474-9000
                            -------------------------
                            Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  [x]     No [ ]

As of May 2, 2005, the Company had 33,991,780 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

      Yes  [ ]     No [x]

                              CYBERLUX CORPORATION

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2005

                                Table of Contents

PART I.     FINANCIAL INFORMATION

      Item 1.     Financial Statements

                  Condensed Consolidated Balance Sheets: March
                  31, 2005 (Unaudited) and December 31, 2004 (
                  Audited)                                                     3

                  Condensed Consolidated Statements of Operations:
                  Three Months Ended March 31, 2005 and 2004
                  (Unaudited)                                                  4

                  Condensed Consolidated Statements of Cash
                  Flows: Three Months Ended March 31, 2005 and
                  2004 (Unaudited)                                             5

                  Notes to Unaudited Condensed Consolidated
                  Financial Information: March 31, 2005                      6-7

      Item 2. Management Discussion and Analysis                               8

      Item 3. Controls and Procedures                                         16

PART II.  OTHER INFORMATION

      Item 1. Legal Proceedings                                               17

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds     18

      Item 3. Defaults Upon Senior Securities                                 19

      Item 4. Submission of Matters to a Vote of Security Holders             19

      Item 5. Other Information                                               19

      Item 6. Exhibits                                                        19

Signatures                                                                    20

                              CYBERLUX CORPORATION
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                                      March 31, 2005               December 31, 2004
                                                                                         Unaudited                       Audited
                                                                                        ------------                   ------------
Assets

Current assets:

    Cash & cash equivalents                                                             $     10,460                   $    415,375
    Accounts Receivable                                                                       13,429                             --
    Prepaid expenses                                                                          36,235                         68,404

                                                                                        ------------                   ------------
        Total current assets                                                                  60,124                        483,779

Property, plant and equipment, net of accumulated
depreciation of $ 100,629 and $92,335, respectively                                           35,687                         43,018

Other Assets:

    Patents                                                                                   61,739                         30,544

                                                                                        ------------                   ------------
        Total other assets                                                                    61,739                         30,544

Total Assets                                                                            $    157,550                   $    557,341
                                                                                        ============                   ============


Liabilities and Deficiency in Stockholders' Equity

Current liabilities:

    Accounts payable                                                                    $    166,376                   $    176,094
    Accrued liabilities                                                                      347,320                        323,408
    Short-term notes payable - shareholders                                                  394,595                        399,080
    Short-term notes payable                                                                  27,500                         27,500

                                                                                        ------------                   ------------
        Total current liabilities                                                            935,791                        926,082

Long-term liabilities:

    Notes payable                                                                          1,282,045                      1,355,069

                                                                                        ------------                   ------------
        Total long-term liabilities                                                        1,282,045                      1,355,069


Deficiency Stockholders' equity:

    Preferred stock,  $0.001 par value,  5,000,000 shares  authorized,  Class A,
    113.3606 and 151.8606 shares issued and
    outstanding as of March 31, 2005 and December 31, 2004 respectively                            1                              1

    Preferred stock,  $0.001 par value,  8,000,000 shares  authorized,  Class B,
    800,000 and 0 shares issued and
    outstanding as of March 31, 2005 and December 31, 2004 respectively                          800                            800

    Common stock,  $0.001 par value,  300,000,000 shares authorized,  30,871,338 and  23,770,233  shares  issued  and  outstanding  as of March 31,  2005 and
    December 31,
    2004 respectively                                                                         30,871                         23,770

    Additional paid-in capital                                                             9,179,386                      9,099,302
    Accumulated deficit                                                                  (11,271,344)                   (10,847,683)
                                                                                        ------------                   ------------

Deficiency in stockholders' equity                                                        (2,060,285)                    (1,723,810)
                                                                                        ------------                   ------------

Total liabilities and (deficiency) in stockholders' equity                              $    157,550                   $    557,341
                                                                                        ============                   ============

    The accompanying notes are an integral part of these financial statements

                              CYBERLUX CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                               For the Three Months Ended
                                                                                      March 31, 2005                 March 31, 2004

Revenue                                                                                 $     13,568                 $      9,968

Cost of goods sold                                                                            (6,369)                      (8,395)

                                                                                        ------------                 ------------
    Gross margin (loss)                                                                        7,199                        1,573

Operating Expenses:

Marketing and advertising                                                                     21,323                           --
Depreciation and amortization                                                                  8,294                       18,291
Research and development                                                                      18,696
General and administrative expenses                                                          339,840                      268,798

Total operating expenses                                                                     388,153                      287,089
                                                                                        ------------                 ------------

(Loss) from operations                                                                      (380,954)                    (285,516)

Other income/(expense)

    Other Income                                                                              15,000                           --
    Interest income                                                                              300                           --
    Interest expense                                                                         (43,006)                     (49,193)

Net Loss before provision for income taxes
and preferred dividend                                                                      (423,660)                    (319,709)

Income taxes (benefit)                                                                            --                           --
                                                                                        ------------                 ------------

Net loss                                                                                    (423,660)                    (319,709)

Preferred dividend - Beneficial conversion discount
on convertible preferred                                                                          --                      400,000

Net loss available to common stockholders                                               $   (423,660)                $   (719,709)

Weighted average number of common shares
outstanding, basic and fully diluted                                                      27,919,776                   11,907,762

Net loss per share - Basic and fully diluted                                            $      (0.02)                $      (0.06)

Preferred dividend                                                                      $     24,000                 $     24,000

    The accompanying notes are an integral part of these financial statements

                              Cyberlux Corporation
                        Condensed Statement of Cash Flows
                                   (Unaudited)


                                                                                               For the Three Months Ended
                                                                                      March 31, 2005               March 31, 2004

Cash flows provided by (from-used in) operating activities

     Net (loss) available to common stockholders                                        $   (423,660)               $   (719,709)

     Depreciation and amortization                                                             8,294                      18,291

     Beneficial conversion discount - preferred stock dividend                                    --                     400,000


     Shares issued for previously incurred debt                                               73,024                      27,692

     Warrants issued to consultants for services                                              14,160                          --

     Preferred shares issued for conversion of accrued
     management fees                                                                              --                     723,670

     Preferred shares issued for previously incurred debt                                     76,330

     Shares issued for consulting services                                                    47,225

     Shares issued for research and development

     Decrease (increase) in accounts receivable                                              (13,429)                     (9,816)

     Decrease (increase) in deposits                                                         236,000

     (Increase) decrease in prepaid expenses                                                  32,169                          --

     (Increase)/decrease in other assets                                                     (31,195)                         --

     Increase (decrease) in accrued liabilities                                               23,912                    (142,442)

     (Decrease) increase in management fee payable-
     related party                                                                                --                    (684,670)

     (Decrease) increase in other accounts payable                                            (9,718)                         --

Net cash (used in) operating activities                                                     (326,442)                    (27,429)


Cash flows provided by (used in) investing activities

     Payments for property, plant and equipment                                                 (963)                     (5,174)

Cash (used in) investing activities                                                             (963)                     (5,174)

Cash flows provide by (used in) financing activities

     (Payments for )/proceeds from short-term notes payable, net                                  --                          --

     (Payments for )/proceeds from short-term notes
     payable-shareholders (net)                                                               (4,485)                    (85,000)

     Proceeds from advance deposits                                                               --                      32,403

     (Payments for)/Proceeds from convertible long-term notes                                (73,024)                         --

     Proceeds from issuance of common stock                                                   88,186

Net cash provided by (used in)financing activities                                           (77,510)                     35,589

                                                                                        ------------                ------------
Net increase (decrease) in cash                                                             (404,915)                      2,986

Cash - beginning                                                                             415,375                      16,247

Cash - ending                                                                           $     10,460                $     19,233

Supplemental disclosures:

     Interest Paid                                                                      $         --                $     66,314

     Income Taxes Paid                                                                            --                          --

Non-Cash investing and financing activities:

     Shares issued for research and development and consulting                                47,225

     Shares issued for conversion of debt                                                     73,024                      27,692

     Warrants issued in connection with financing                                                 --                          --

     Warrants issued to consultants for services                                              14,160

     Shares issued in connection with loan                                                        --                     225,000

     Beneficial conversion discount on convertible preferred stock                                --                     400,000

     Convertible preferred shares issued for note payable and accrued interest -              76,330

     Convertible preferred shares issued for accrued management fees                              --                     723,670

    The accompanying notes are an integral part of these financial statements

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated under the laws of the State of Nevada. The Company, which has transitioned from a development state enterprise, develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of March 31, 2005, the Company has accumulated losses of $11,271,344.

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

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Reclassification

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

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

                             CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note D):

                                                                For the three months ended March 31,

                                                                      2004                2003
                                                                   ---------           ---------
Net loss attributable to common stockholders -as reported          $(423,660)          $(719,709)
Add. Total stock based employee compensation  expense as
reported under intrinsic value method (APB No. 25)                      --                  --
Deduct Total stock based employee compensation expense
as reported under fair value based method  (SFAS No. 123)               --                  --
Net loss -Pro Forma                                                $(423,660)          $(719,709)

Net loss attributable to common stockholders - Pro forma           $(423,660)          $(719,709)


Basic (and assuming dilution) loss per share - as reported         $   (0.02)          $   (0.06)

Basic (and assuming dilution) loss per share - Pro forma           $   (0.02)          $   (0.06)

NOTE B - RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 12% per annum. As of March 31, 2005 and December 31, 2004, the balance due to the officers was $ 394,595 and $399,080, respectively.

NOTE C - SUBSEQUENT EVENTS

In April, 2005, the Company issued 1,035,221 shares of its common stock at $0.0118 per share on conversion of notes payable.


In April, 2005, the Company issued 1,035,221 shares of its common stock at $0.011 per share on conversion of notes payable.


In May, 2005, the Company issued 1,035,221 shares of its common stock at $0.0108 per share on conversion of notes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

Overview

We have transitioned from a development stage enterprise to a Company actively designing, developing manufacturing and marketing advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.

We are developing and marketing new product  applications of diodal illumination
(TM) that demonstrate added value over traditional lighting systems. Using proprietary technology, we are creating a family of products for emergency and security lighting offer extended light life and greater cost effectiveness than other existing forms of illumination. We are expanding our marketing activity into channels of retail, commercial and institutional sales.

Our target markets include long-term interim lighting needs in hotels, hospitals, nursing homes, airports, shopping centers and multiple family complexes; long-term evacuation solutions for theaters, office and public buildings; reduced maintenance cost solutions for property managers as applied to walkway, corridor or landscape lighting; and certain sensitive applications for the military.

During the second quarter of 2004, we met with officials from the State of New York who expressed interest in our long-term interim lighting solutions. We also met with security administrators of the Metropolitan Transit Authority and the Port Authority in the City of New York. The Metropolitan Transit Authority requested that we submit a proposal to provide long term interim lighting pilot installations in New York City's subway system to include passenger platforms, rail cars and tunnel accesses. In June 2004, we submitted a proposal to the MTA for a pilot program. In March 2005, we submitted an implementation proposal for subway cars and stairwells. This program is currently being reviewed by the MTA. As a result of our meeting with the Port Authority, we anticipate a similar proposal request related to Newark, LaGuardia and JFK airports and the Holland Tunnel system, although we have not received a proposal request as of the date of this filing and no assurance can be given that we will receive a proposal request.

Results of Operations

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

REVENUES

Revenues for the three months ended March 31, 2005 were $ 13,568 and compares to $9,968 for the same period ended March 31, 2004. Included in sales for the quarter is a $10,000 contract with Kings Park School District of Long Island, New York for the installation of our ELS products in a local middle school. This installation is being hailed as a pilot project that could become a model for emergency lighting throughout the State of New York.

COST OF SALES

Cost of sales for the first quarter were $6,369 and produced a gross margin on sales of 53%. This compares to $8,395 in cost of sales for the quarter ended March 31, 2004 which produced a gross margin of 16%.

OPERATING EXPENSES

Operating expenses for the quarter ended March 31, 2005 were $ 430,859 and compares to $321,282 for the same period ended March, 31, 2004. Included in the Quarter ended March 31, 2005 are $46,210 in expenses for market development and literature. This compares to $32,400 for the first quarter of 2004. Salaries and wages for the quarter ended March 31, 2005 were $238,945 compared to $167,350 for the same period in 2004 reflecting the addition of staff in the marketing segment of the Company.

As a result of limited capital resources and minimal revenues from operations from its inception, the Company has relied on the issuance of equity securities to non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. In order conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

Liquidity and Capital Resources

As of March 31, 2005, we had a working capital deficit of $875,666. This compares to a working capital deficit of $ 442,303 as of December 31, 2004. As a result of our operating losses for the first three months ended March 31, 2005, we generated a cash flow deficit of $ 427,914 from operating activities. Cash flows used in investing activities was $963 during the quarter. Cash flows used in financing activities were $4,485 on payment of short-term notes payable for the first three months ended March 31, 2005.

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

Our independent certified public accountant has stated in their report included in our December 31, 2004, Form 10-KSB, as amended, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on April 22, 2005 for the sale of (i) $1,500,000 in secured convertible notes and (ii) warrants to buy 25,000,000 shares of our common stock. The investors are obligated to provide us with an aggregate of $1,500,000 as follows:

      o     $600,000 was disbursed on April 22, 2005;

      o $500,000 will be disbursed within five days of the filing of a registration statement; and

      o $400,000 will be disbursed within five days of the effectiveness of a registration statement.

The proceeds received from the sale of the secured convertible notes will be used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

The secured convertible notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.03 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

Since the conversion price will be less than the market price of the common stock at the time the secured convertible notes are issued, we anticipate recognizing a charge relating to the beneficial conversion feature of the secured convertible notes during the quarter in which they are issued, including the second quarter of fiscal 2005 when $600,000 of secured convertible notes were issued.

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

                                  RISK FACTORS

            Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

            We incurred net losses of $6,025,848 for the year ended December 31, 2004 and $1,494,556 for the year ended December 31, 2003. In addition, for the quarter ended March 31, 2005, we incurred a net loss of $423,660. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

            In their report dated March 17, 2005, our independent auditors stated that our financial statements for the year ended December 31, 2003 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses for the years ended December 31, 2004 and 2003 in the amounts of $6,025,848 and $1,494,556, respectively. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Risks Relating to Our Current Financing Arrangement:

            There  Are  a  Large  Number  of  Shares   Underlying   Our  Secured
Convertible Notes and Warrants That May be Available for Future Sale and the Sale of These Shares May Depress the Market Price of Our Common Stock.

            As of May 2, 2005, we had 33,991,780 shares of common stock issued and outstanding, secured convertible notes outstanding that may be converted into an estimated 60,000,000 shares of common stock at current market prices and outstanding warrants to purchase 10,000,000 shares of common stock. Additionally, we have an obligation to sell secured convertible notes that may be converted into an estimated 90,000,000 shares of common stock at current market prices and issue warrants to purchase 15,000,000 shares of common stock in the near future. Additionally, pursuant to a prior financing with the selling stockholders, we still have outstanding secured convertible notes that may be converted into an estimated 141,294,800 shares of common stock at current market prices and outstanding warrants to purchase 2,250,000 shares of common stock. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the secured convertible notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Secured Convertible Notes Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

            Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of May 10, 2005 of $0.03.

                                                      Number            % of
% Below        Price Per       With Discount        of Shares        Outstanding
Market          Share              at 50%            Issuable           Stock
-------        ---------       -------------        ---------        -----------

  25%           $.0225           $.01125           133,333,334          79.69%
  50%           $ .015           $ .0075           200,000,000          85.47%
  75%           $.0075           $.00375           400,000,000          92.17%

            As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The Continuously Adjustable Conversion Price Feature of our Secured Convertible Notes May Have a Depressive Effect on the Price of Our Common Stock.

            The secured convertible notes are convertible into shares of our common stock at a 50% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholders convert and sell material amounts of common stock could have an adverse effect on our stock price. In addition, not only the sale of shares issued upon conversion or exercise of secured convertible notes, series A convertible preferred stock and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The Issuance of Shares Upon Conversion of the Secured Convertible Notes and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

            The issuance of shares upon conversion of the secured convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholders may ultimately convert and sell the full amount issuable on conversion. Although AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC may not convert their secured convertible notes and/or exercise their warrants if such conversion or exercise would cause them to own more than 4.9% of our outstanding common stock, this restriction does not prevent AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

In The Event That Our Stock Price Declines, The Shares Of Common Stock Allocated For Conversion Of The Secured Convertible Notes and Registered Pursuant To This Prospectus May Not Be Adequate And We May Be Required to File A Subsequent Registration Statement Covering Additional Shares. If The Shares We Have Allocated And Are Registering Herewith Are Not Adequate And We Are Required To File An Additional Registration Statement, We May Incur Substantial Costs In Connection Therewith.

            Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the secured convertible notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the secured convertible notes. Accordingly, we have allocated and plan to register 150,000,000 shares to cover the conversion of the secured convertible notes. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the secured convertible notes and are registering hereunder may not be adequate. If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

If We Are Required for any Reason to Repay Our Outstanding Secured Convertible Notes, We Would Be Required to Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Secured Convertible Notes, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

            In April 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $1,500,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 10% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Although we currently have $600,000 secured convertible notes outstanding, the investors are obligated to purchase additional secured convertible notes in the aggregate of $900,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Risks Relating to Our Common Stock:

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

Cautionary Factors that May Affect Future Results

Our annual report on December 31, 2004, Form 10-KSB, as amended, includes a detailed list of cautionary factors that may affect future results. Management believes that there have been no material changes to those factors listed, however other factors besides those listed could adversely affect us. That annual report can be accessed on EDGAR.

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures. As of March 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

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

CASE NUMBER: 2001 CA 005309 NC Div. C.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Sales subsequent to quarter ending March 31, 2005

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC on April 22, 2005 for the sale of (i) $1,500,000 in secured convertible notes and (ii) a warrants to buy 25,000,000 shares of our common stock.

The investors are obligated to provide us with an aggregate of $1,500,000 as follows:

      o     $600,000 was disbursed on April 22, 2005;

      o $500,000 will be disbursed within five days of the filing of this registration statement; and

      o $400,000 will be disbursed within five days of the effectiveness of this prospectus.

The secured convertible notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.03 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition the warrants exercise price gets adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of this warrant.

            * All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Cyberlux or executive officers of Cyberlux, and transfer was restricted by Cyberlux Corporation in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

There have been no purchases of common stock of the Company by the Company or its affiliates during the three months ended March 31, 2005.

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


                                        CYBERLUX CORPORATION

Date:  May 18, 2005                     By: /s/ DONALD F. EVANS
                                           --------------------
                                        Donald F. Evans
                                        Chief Executive Officer (Principal
                                        Executive Officer) and Chairman of the
                                        Board of Directors

Date:  May 18, 2005                     By: /s/ DAVID D. DOWNING
                                           ---------------------
                                        David D. Downing
                                        Chief Financial Officer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)