Form 10QSB/A
period 2005-03-31
CYBERLUX CORP
filed 2005-05-19
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10QSB/A
                                (Amendment No. 1)


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
                                                                                        ============                   ============

    The accompanying notes are an integral part of these financial statements

                              CYBERLUX CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                               For the Three Months Ended
                                                                                      March 31, 2005                 March 31, 2004
Revenue                                                                                 $     13,568                 $      9,968

Cost of goods sold                                                                            (6,369)                      (8,395)

                                                                                        ------------                 ------------
    Gross margin (loss)                                                                        7,199                        1,573

Operating Expenses:

Marketing and advertising                                                                     21,323                           --
Depreciation and amortization                                                                  8,294                       18,291
Research and development                                                                      18,696
General and administrative expenses                                                          339,840                      268,798
                                                                                        ------------                 ------------
Total operating expenses                                                                     388,153                      287,089
                                                                                        ------------                 ------------

(Loss) from operations                                                                      (380,954)                    (285,516)

Other income/(expense)

    Other Income                                                                              15,000                           --
    Interest income                                                                              300                           --
    Interest expense                                                                         (43,006)                     (49,193)
                                                                                        ------------                 ------------
Net Loss before provision for income taxes
and preferred dividend                                                                      (423,660)                    (319,709)

Income taxes (benefit)                                                                            --                           --
                                                                                        ------------                 ------------

Net loss                                                                                    (423,660)                    (319,709)

Preferred dividend - Beneficial conversion discount
on convertible preferred                                                                          --                      400,000
                                                                                        ------------                 ------------
Net loss available to common stockholders                                               $   (423,660)                $   (719,709)
                                                                                        ============                 ============

Weighted average number of common shares
outstanding, basic and fully diluted                                                      27,919,776                   11,907,762

Net loss per share - Basic and fully diluted                                            $      (0.02)                $      (0.06)

Preferred dividend                                                                      $     24,000                 $     24,000


    The accompanying notes are an integral part of these financial statements

                              Cyberlux Corporation
                        Condensed Statement of Cash Flows
                                   (Unaudited)


                                                                                               For the Three Months Ended
                                                                                      March 31, 2005               March 31, 2004

Cash flows provided by (from-used in) operating activities

     Net (loss) available to common stockholders                                        $   (423,660)               $   (719,709)

     Depreciation and amortization                                                             8,294                      18,291

     Beneficial conversion discount - preferred stock dividend                                    --                     400,000


     Shares issued for previously incurred debt                                               73,024                      27,692

     Warrants issued to consultants for services                                              14,160                          --

     Preferred shares issued for conversion of accrued
     management fees                                                                              --                     723,670

     Preferred shares issued for previously incurred debt                                     76,330

     Shares issued for consulting services                                                    47,225

     Shares issued for research and development

     Decrease (increase) in accounts receivable                                              (13,429)                     (9,816)

     Decrease (increase) in deposits                                                         236,000

     (Increase) decrease in prepaid expenses                                                  32,169                          --

     (Increase)/decrease in other assets                                                     (31,195)                         --

     Increase (decrease) in accrued liabilities                                               23,912                    (142,442)

     (Decrease) increase in management fee payable-
     related party                                                                                --                    (684,670)

     (Decrease) increase in other accounts payable                                            (9,718)                         --
                                                                                        ------------                ------------

Net cash (used in) operating activities                                                     (326,442)                    (27,429)


Cash flows provided by (used in) investing activities

     Payments for property, plant and equipment                                                 (963)                     (5,174)
                                                                                        ------------                ------------
Cash (used in) investing activities                                                             (963)                     (5,174)

Cash flows provide by (used in) financing activities

     (Payments for )/proceeds from short-term notes payable, net                                  --                          --

     (Payments for )/proceeds from short-term notes
     payable-shareholders (net)                                                               (4,485)                    (85,000)

     Proceeds from advance deposits                                                               --                      32,403

     (Payments for)/Proceeds from convertible long-term notes                                (73,024)                         --

     Proceeds from issuance of common stock                                                       --                      88,186

Net cash provided by (used in)financing activities                                           (77,510)                     35,589

                                                                                        ------------                ------------
Net increase (decrease) in cash                                                             (404,915)                      2,986
                                                                                        ============                ============
Cash - beginning                                                                             415,375                      16,247

Cash - ending                                                                           $     10,460                $     19,233

Supplemental disclosures:

     Interest Paid                                                                      $         --                $     66,314

     Income Taxes Paid                                                                            --                          --

Non-Cash investing and financing activities:

     Shares issued for research and development and consulting                                    --                      47,225

     Shares issued for conversion of debt                                                     73,024                      27,692

     Warrants issued in connection with financing                                                 --                          --

     Warrants issued to consultants for services                                              14,160

     Shares issued in connection with loan                                                        --                     225,000

     Beneficial conversion discount on convertible preferred stock                                --                     400,000

     Convertible preferred shares issued for note payable and accrued interest -                  --                      76,330

     Convertible preferred shares issued for accrued management fees                              --                     723,670


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

                             CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (Unaudited)


NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note D):


                                                                For the three months ended March 31,

                                                                      2004                2003
                                                                   ---------           ---------
Net loss attributable to common stockholders -as reported          $(423,660)          $(719,709)
Add. Total stock based employee compensation  expense as
reported under intrinsic value method (APB No. 25)                      --                  --
Deduct Total stock based employee compensation expense
as reported under fair value based method  (SFAS No. 123)               --                  --
                                                                   ---------           ---------
Net loss -Pro Forma                                                $(423,660)          $(719,709)
                                                                   ---------           ---------
Net loss attributable to common stockholders - Pro forma           $(423,660)          $(719,709)
                                                                   =========           =========

Basic (and assuming dilution) loss per share - as reported         $   (0.02)          $   (0.06)

Basic (and assuming dilution) loss per share - Pro forma           $   (0.02)          $   (0.06)


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

OPERATING EXPENSES


Operating expenses for the quarter ended March 31, 2005 were $ 388,153 and compares to $287,089 for the same period ended March, 31, 2004. Included in the Quarter ended March 31, 2005 are $21,323 in expenses for market development and literature. This compares to $0 for the first quarter of 2004.


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

Liquidity and Capital Resources


As of March 31, 2005, we had a working capital deficit of $875,666. This compares to a working capital deficit of $ 442,303 as of December 31, 2004. As a result of our operating losses for the first three months ended March 31, 2005, we generated a cash flow deficit of $ 326,442 from operating activities. Cash flows used in investing activities was $963 during the quarter. Cash flows used in financing activities were $77,510 on payment of short-term notes payable for the first three months ended March 31, 2005.


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


                                        CYBERLUX CORPORATION


Date:  May 19, 2005                     By: /s/ DONALD F. EVANS
                                           --------------------
                                        Donald F. Evans
                                        Chief Executive Officer (Principal
                                        Executive Officer) and Chairman of the
                                        Board of Directors

Date:  May 19, 2005                     By: /s/ DAVID D. DOWNING
                                           ---------------------
                                        David D. Downing
                                        Chief Financial Officer (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)