Form 10QSB
period 2005-06-30
CYBERLUX CORP
filed 2005-08-18
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

                       For the Period Ended June 30, 2005
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


                                 (919) 474-9700
                            Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes |X|      No |_|

As of August 8, 2005, the Company had 73,300,001 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

      Yes |_|      No |X|

                              CYBERLUX CORPORATION

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2005

                                Table of Contents

PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements (unaudited)

              Condensed Balance Sheets:
              June 30, 2005 and December 31, 2004                               3

              Condensed Statements of Losses:
              Three and Six Months Ended June 30, 2005 and 2004                 4

              Condensed Statement of deficiency in Stockholder's Equity         5
              January 1, 2005 through June 30, 20005

              Condensed Statements of Cash Flows:
              Six Months Ended June 30, 2005 and 2004                           6

              Notes to Unaudited Condensed Financial Information:
              June 30, 2005                                                     7-15

      Item 2. Management Discussion and Analysis                                16-24

      Item 3. Controls and Procedures                                           25

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings                                                 26

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       26

      Item 3. Defaults Upon Senior Securities                                   26

      Item 4. Submission of Matters to a Vote of Security Holders               27

      Item 5. Other Information                                                 27

      Item 6. Exhibits                                                          27

Signatures                                                                      28

                              CYBERLUX CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                       June 30, 2005    December 31, 2004
                                                                         Unaudited
                                                                       -------------    -----------------
Assets

Current assets:

  Cash & cash equivalents                                              $     141,652    $         415,375
  Accounts Receivable - allowance for doubtful accounts of $ 0                10,000                   --
  Prepaid expenses                                                           156,792               68,404
                                                                       -------------    -----------------
      Total current assets                                                   308,444              483,779

Property, plant and equipment, net of accumulated
depreciation of $ 104,825 and $92,335, respectively                           60,694               43,018

Other Assets:

  Patents                                                                     78,270               30,544
                                                                       -------------    -----------------
Total Assets                                                           $     447,408    $         557,341
                                                                       =============    =================

Liabilities and Deficiency in Stockholders' Equity

Current liabilities:

  Accounts payable                                                     $     164,556    $         176,094
  Accrued liabilities                                                        379,927              323,408
  Short-term notes payable - shareholders                                    366,595              399,080
  Short-term notes payable                                                    27,500               27,500
                                                                       -------------    -----------------
      Total current liabilities                                              938,578              926,082

Long-term liabilities:

  Convertibel debentures, net of discounts (Note B)                        1,107,497            1,355,069


Deficiency in Stockholders' equity:

  Preferred stock, $0.001 par value, 200 shares
  authorized, Class A,  86.8606 and 151.8606 shares issued and
  outstanding as of June 30, 2005 and December 31, 2004 respectively               1                    1

  Preferred stock, $0.001 par value, 800,000 shares
  authorized, Class B, 800,000 issued and outstanding
  as of June 30, 2005 and December 31, 2004                                      800                  800

  Common stock, $0.001 par value, 300,000,000 shares
  authorized, 62,952,001 and 23,770,233 shares issued
  and outstanding as of June 30, 2005 and December 31,
  2004, respectively                                                          62,952               23,770

  Additional paid-in capital                                              10,542,519            9,099,302
  Accumulated deficit                                                    (12,204,939)         (10,847,683)
                                                                       -------------    -----------------

Deficiency in stockholders' equity                                        (1,598,667)          (1,723,810)
                                                                       -------------    -----------------

Total liabilities and (deficiency) in stockholders' equity             $     447,408    $         557,341
                                                                       =============    =================


The accompanying notes are an integral part of these unaudited condensed financial statements

                              CYBERLUX CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      For the Three Months Ended    For the Six Months Ended
                                                     June 30, 2005  June 30, 2004  June 30, 2005  June 30, 2004
                                                     ------------   ------------   ------------   ------------
Revenue                                              $        200   $     11,238   $     13,768   $     21,206

Cost of goods sold                                        (23,117)        (7,992)       (29,487)       (16,387)

                                                     ------------   ------------   ------------   ------------
    Gross margin (loss)                                   (22,917)         3,246        (15,718)         4,819

Operating Expenses:

Marketing and advertising                                 116,349         21,830        137,672         10,380
Depreciation and amortization                               4,886         13,361         13,180         31,652
Research and development                                  100,883         34,086        119,580         34,086
General and administrative expenses                       468,356        447,435        808,196      1,876,908

Total operating expenses                                  690,475        516,712      1,078,628      1,953,026

(Loss) from operations                                   (713,392)      (513,466)    (1,094,346)    (1,948,207)

Other income/(expense)

    Other Income                                               --        (10,441)            --          4,559
    Interest income                                             0             62            300             62
    Interest expense                                     (125,873)        (5,434)      (168,879)       (54,627)
    Debt acquisition costs                                (94,331)                      (94,331)

Net Loss before provision for income taxes
and preferred dividend                                   (933,596)      (529,279)    (1,357,255)    (1,998,213)

Income taxes (benefit)                                         --             --                            --

Net loss                                                 (933,596)      (529,279)    (1,357,255)    (1,998,213)

Preferred dividend - Beneficial conversion discount
on convertible preferred                                       --                                     (800,000)

Net loss available to common stockholders            $   (933,596)  $   (529,279)  $ (1,357,255)  $ (2,798,213)

Weighted average number of common shares
outstanding, basic and fully diluted                   41,216,067     15,169,191     34,604,651     13,004,736

Net loss per share - Basic and fully diluted         $      (0.02)  $      (0.03)  $      (0.04)  $      (0.22)

Preferred dividend                                   $     24,000   $     24,000   $     48,000   $     24,000



The accompanying notes are an integral part of these unaudited condensed financial statements

                              Cyberlux Corporation
        CONDENSED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY FOR THE
                  PERIOD JANUARY 1, 2005 THROUGH JUNE 30, 2005
                                   (Unaudited)




                                       Common Stock     Preferred Stock  Additional      Stock                    Deficiency in
                                    ------------------  ---------------   Paid in     Subscription  Deficiency    Stockholders'
                                      Shares    Amount  Shares   Amount   Capital      Receivable   Accumulated      Equity
                                    ----------  ------  -------  ------  ----------   ------------  -----------   -------------

Balance, December 31, 2004          23,770,233 $23,771 $800,152  $  801  $9,099,302   $         -- $(10,847,684)   $ (1,723,810)

Shares issued in January, 2005 for
Preferred A conversion               1,675,000   1,675      (34)     --      (1,675)            --           --              --

Shares issued in January, 2005 for
note payable at $0.0248 per share    1,035,221   1,035       --      --      24,638             --           --          25,673

Shares issued in January, 2005 for
note payable at $0.0135 per share    1,035,221   1,035       --      --      12,940             --           --          13,975

Shares issued in February, 2005
for Preferred A conversion             250,000     250       (5)     --        (250)            --           --              --

Shares issued in February, 2005
for note payable at $0.00883 per
share                                1,035,221   1,035       --      --       8,106             --           --           9,141

Shares issued in March, 2005 for
note payable at $0.01358 per share   1,035,221   1,035       --      --      13,024             --           --          14,059

Shares issued in March, 2005 for
note payable at $0.00983 per share   1,035,221   1,036       --      --       9,141             --           --          10,177

Warrants issued in March in
exchange for services                       --      --       --      --      14,160             --           --          14,160

Shares issued in April, 2005 for
Preferred A conversion                 250,000     250       (5)     --        (250)                                         --

Common Shares issued in April,
2005 in exchange for services
valued at $0.03 per share              800,000     800                       23,200                                      24,000

Shares issued in April, 2005 for
note payable at $0.0118 per share    1,035,221   1,035                       11,181                                      12,216

Shares issued in April, 2005 for
note payable at $0.011 per share     1,035,221   1,035                       10,352                                      11,387

Shares issued in May, 2005 for
note payable at $0.0108 per share    1,035,221   1,035                       10,145                                      11,180

Shares issued in May, 2005 for
note payable at $0.0105 per share    1,600,000   1,600                       15,200                                      16,800

Shares issued in May, 2005 for
note payable at $0.0103 per share    1,100,000   1,100                       10,230                                      11,330

Shares issued in May, 2005 for
note payable at $0.0088 per share    1,700,000   1,700                       13,260                                      14,960

Shares issued in May, 2005 for
note payable at $0.0085 per share    1,700,000   1,700                       12,750                                      14,450

Shares issued in May, 2005 for
note payable at $0.0083 per share    3,400,000   3,400                       24,820                                      28,220

Shares issued in June, 2005 for
Preferred A conversion               1,075,000   1,075      (22)             (1,075)                                         --

Common Shares issued in June,
2005 in exchange for services
valued at $0.02 per share              250,000     250                        4,750                                       5,000

Shares issued in June, 2005 for
note payable at $0.0083 per share    6,800,000   6,800                       49,640                                      56,440

Shares issued in June, 2005 for
note payable at $0.0092 per share    2,400,000   2,400                       19,680                                      22,080

Shares issued in June, 2005 for
note payable at $0.0085 per share    7,900,000   7,900                       59,250                                      67,150

Beneficial conversion feature of
convertible debentures (Note D)                                           1,100,000                                   1,100,000

Net (Loss)                                  --      --       --      --          --             --   (1,357,255)     (1,357,255)

                                    ----------  ------  -------  ------  ----------   ------------  -----------   -------------
Balance, June 30, 2005              62,952,001 $62,952 $800,087  $  801 $10,542,519   $         -- $(12,204,939)  $  (1,598,667)


The accompanying notes are an integral part of these unaudited condensed financial statements

                              Cyberlux Corporation
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                  For the Six Months Ended
                                                                                June 30, 2005   June 30, 2004
                                                                                 -----------    -----------
Cash flows provided by (from-used in) operating activities

     Net (loss) available to common stockholders                                 $(1,357,255)   $(2,798,213)

     Depreciation and amortization                                                    13,180         31,652

     Beneficial conversion discount - preferred stock dividend                            --        800,000

     Amortization of debt discount - beneficial conversion
     feature of convertible note (Note D)                                             91,667             --

     Shares issued for previously incurred debt                                           --         32,691

     Warrants issued to consultants for services                                      14,160        243,000

     Warrants issued in connection with financing                                         --

     Preferred shares issued for conversion of accrued
     management fees                                                                      --        723,670

     Preferred shares issued for previously incurred debt                                            76,330

     Shares issued for consulting services                                            29,000      1,327,810

     Shares issued for factoring agreement                                                          (90,000)

     Decrease (increase) in accounts receivable                                      (10,000)       (10,804)


     (Increase) decrease in prepaid expenses                                         (88,389)            --

     (Increase) decrease in other assets                                             (47,726)       130,450

     Increase (decrease) in accrued interest                                          50,976        (55,541)

     Increase (decrease) in accrued liabilities                                        5,543       (223,798)

     (Decrease) increase in management fee payable-
     related party                                                                        --       (723,670)

     (Decrease) increase in other accounts payable                                   (11,537)            --

Net cash (used in) operating activities                                           (1,310,382)      (536,423)


Cash flows provided by (used in) investing activities

     Payments for property, plant and equipment                                      (30,856)       (19,266)

Cash (used in) investing activities                                                  (30,856)       (19,266)

Cash flows provide by (used in) financing activities

     Payments for  (proceeds from) short-term notes payable, net                          --       (255,000)

     (Payments for ) proceeds from short-term notes
     payable-shareholders (net)                                                      (32,485)       (95,100)

     Proceeds from advance deposits                                                       --         22,500

     (Payments for) Proceeds from convertible long-term notes                      1,100,000             --

     Proceeds from issuance of preferred stock                                                       79,308

     Proceeds from subscriptions receivable                                                         276,186

     Issuance of common stock                                                                       543,000

Net cash provided by (used in)financing activities                                 1,067,515        570,894

                                                                                 -----------    -----------
Net increase (decrease) in cash                                                     (273,723)        15,205

Cash - beginning                                                                     415,375         16,247

Cash - ending                                                                    $   141,652    $    31,452

Supplemental disclosures:

     Interest Paid                                                               $     9,537        110,167

     Income Taxes Paid                                                                    --

Non-Cash investing and financing activities:

     Shares issued for research and development and consulting                        29,000      1,327,810

     Shares issued for conversion of debt                                                 --         32,692

     Warrants issued in connection with financing                                    273,967             --

     Warrants issued to consultants for services                                      14,160        243,000

     Warrants issued detachable with convertible preferred shares                                    58,915

     Shares issued in connection with factoring                                           --        (90,000)

     Beneficial conversion discount on convertible preferred stock                        --        800,000

     Convertible preferred shares issued for note payable and accrued interest            --         76,330

     Convertible preferred shares issued for accrued management fees                      --        723,670


The accompanying notes are an integral part of these unaudited condensed financial statements

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


NOTE A-SUMMARY OF ACCOUNTING POLICIES
-------------------------------------

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated under the laws of the State of Nevada. The Company, which has transitioned from a development state enterprise, develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of June 30, 2005, the Company has accumulated losses of $12,204,939.

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

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)
-------------------------------------------------

Impairment of long lived assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144 ). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes ill circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SF AS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2005 and 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

                                      For the three months ended   For the six months ended
                                               June 30,                    June 30,
                                          2005          2004          2005          2004
                                      -----------   -----------   -----------   -----------
Net loss attributable to common
 stockholders -as reported            $  (933,596)  $  (529,279)  $(1,357,255)  $(2,798,213)
Add. Total stock based employee
 compensation expense as reported
 under intrinsic value method
 (APB No. 25)                                  --            --            --             0
Deduct Total stock based employee
 compensation expense as reported
 under fair value based method
 (SFAS No. 123)                                --            --      (478,800)            0
Net loss -Pro Forma                   $  (933,596)  $  (529,279)  $(1,836,055)  $(2,798,213)
Net loss attributable to common
 stockholders - Pro forma             $  (933,596)  $  (529,279)  $(1,836,055)  $(2,798,213)

Basic (and assuming dilution)
 loss per share -as reported          $     (0.02)  $     (0.03)  $     (0.04)  $     (0.22)
Basic (and assuming dilution)
 loss per share - Pro forma           $     (0.02)  $     (0.03)  $     (0.05)  $     (0.22)

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised, 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year, 2005. Currently the Company accounts for its share-based payment transactions under the provisions of APB25, which does not necessarily require the recognition of compensation costs in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

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

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


NOTE A-SUMMARY OF ACCOUNTING POLICIES (Continued)

Recent pronouncements (Continued)

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised, 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year, 2005. Currently the Company accounts for its share-based payment transactions under the provisions of APB25, which does not necessarily require the recognition of compensation costs in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

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

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 005
                                   (Unaudited)


NOTE B-NOTES PAYABLE AND CONVERTIBLE  DEBENTURES

Notes payable at June 30, 2005 and December 31 2004 are as follows:

                                                                                       2005         2004
                                                                                   -----------   -----------
10 % convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity ; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $ .50 per share. The company is in violation of the loan
covenants                                                                          $     2,500   $     2,500

10% convertible notes payable, unsecured and due March, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $ .50 per share. The Company is in violation of the loan
covenants                                                                              25, 000        25,000
,

10% convertible note payable in the original amount of $1,500,000, and due
September, 2006. Interest is payable quarterly during the life of the note. The note is convertible into the Company's common stock at the lower of a) $0.72; b)
50% of the average of the three lowest intraday trading prices for the common stock. The full principal amount of the secured convertible notes is due upon a default under the terms of the secured convertible notes. The note is secured by substantially all of the Company's assets, including the assets of wholly owned subsidiaries and intellectual property. As of June 30, 2005 the Note holder has
converted $484,169 of the principal to common stock of the Company                   1,015,831     1,355,069

10% convertible note payable in the original amount of $1,100,000,  and due July
19, 2008. Interest is payable quarterly during the life of the note. The note is convertible  into the Company's common stock at the lower of a) $0.03; b) 50% of the average of the three lowest intraday trading prices for the common stock The full  principal  amount of the secured  convertible  notes is due upon a default under  the  terms of the  secured  convertible  notes.  The note is  secured  by substantially all of the Company's assets,  including the assets of wholly owned subsidiaries and intellectual  property.  The discount on the note is 1,008,333
related to beneficial interest of conversion features and warrants.                     91,666           -0-
                                                                                   -----------      -------
                                                                                     1,134,997    1,1382,568

Less: current portion                                                                  (27,500)      (27,500)
                                                                                   -----------       -------
Total                                                                              $ 1,107,497   $ 1,355,069


NOTE C -STOCKHOLDER'S EQUITY
----------------------------

Preferred Stock

The Company has authorized 200 shares of Preferred Class A stock, with a par value of $.001 per share. As of June 30, 2005, the Company has 86.8606 shares of Preferred Class A shares issued and outstanding

The Company has authorized 800,000 shares of Preferred Class B stock, with a par value of $.001 per share. As of June 30, 2005, the Company has 800,000 shares of Preferred Class B shares issued and outstanding. The Preferred Class B shares accumulates interest, payable as dividends at the rate of 12% per annum. For the year ended December 31, 2004 $96,000 in dividends were accumulated. For the period ended June 30, 2005 an additional $48,000 in dividends were accumulated. These dividends are not recorded until declared by the Company.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


NOTE C -STOCKHOLDER'S EQUITY (Continued)
----------------------------------------

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2005, the Company has 62,952,001 shares issued and outstanding.

During the three months ended March 31, 2005, holders converted 38.5 shares of preferred stock - Class A into 1,925,000 shares of common stock at $.10 per share.

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

During the three months ended June 30, 2005, holders converted 26.5 shares of preferred stock - Class A into 1,325,000 shares of common stock at $.10 per share.

In April, 2005, the Company issued 800,000 shares of its common stock at $0.03 per share in exchange for services.

In April, 2005, the Company issued 1,035,221 shares of its common stock at $0.0118 per share on conversion of notes payable.

In April, 2005, the Company issued 1,035,221 shares of its common stock at $0.011 per share on conversion of notes payable.

In May, 2005, the Company issued 1,035,221 shares of its common stock at $0.0108 per share on conversion of notes payable.

In May, 2005, the Company issued 1,600,000 shares of its common stock at $0.0105 per share on conversion of notes payable.

In May, 2005, the Company issued 1,100,000 shares of its common stock at $0.0103 per share on conversion of notes payable.

In May, 2005, the Company issued 1,700,000 shares of its common stock at $0.0088 per share on conversion of notes payable.

In May, 2005, the Company issued 1,700,000 shares of its common stock at $0.0085 per share on conversion of notes payable.

In May, 2005, the Company issued 3,400,000 shares of its common stock at $0.0083 per share on conversion of notes payable.

In June, 2005, the Company issued 250,000 shares of its common stock at $0.02 per share in exchange for services.

In June, 2005, the Company issued 6,800,000 shares of its common stock at $0.0083 per share on conversion of notes payable.

In June, 2005, the Company issued 2,400,000 shares of its common stock at $0.0092 per share on conversion of notes payable.

In June, 2005, the Company issued 7,900,000 shares of its common stock at $0.0085 per share on conversion of notes payable.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


NOTE D -STOCK OPTIONS
---------------------

Class A Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at June 30,2005.

                                 Warrants Outstanding               Warrants Exercisable
                                ---------------------              ----------------------
                                                        Weighted                 Weighted
                                  Weighted Average      Average                  Average
                    Number      Remaining Contractual   Exercise     Number      Exercise
Exercise Prices   Outstanding       Life (years)         Price     Exercisable    Price
---------------   -----------   ---------------------   --------   -----------   --------
          $0.03    18,333,333                       5   $   0.03    18,333,333   $   0.03
           0.10        91,500                       4   $   0.10        91,500       0.10
           0.20     1,845,000                       3       0.20     1,845,000       0.20
           0.25     8,751,564                       2       0.25     8,751,564       0.25
           0.50     2,600,000                       5       0.50     2,600,000       0.50
          $1.05     8,643,064                       2       1.05     8,643,064       1.05
                   ----------                --------   --------   -----------   --------
                   40,264,461                    3.61   $   0.34    40,264,461   $   0.34
                  ===========                                      ===========


Transactions involving the Company's warrant issuance are summarized as follows:

                                   Number of     Weighted Average
                                    Shares       Price Per Share
                                  -----------    ----------------
Outstanding at December 31,2004    22,881,128    $           0.58
Granted                            18,733,333                0.03
Exercised                                  --                  --
Canceled or expired                (1,350,000)              (0.25)
                                   ----------               -----
Outstanding at June 30, 2005       40,264,461               $0.34
                                   ==========               =====

Warrants granted during the period ended June 30, 2005 include 18,333,333 issued in connection with debt financing. The warrants are exercisable until five years after the date of issuance at a purchase price of $0.03 per share. In addition the exercise price is adjusted in the event common stock is issued at a price below the market, with the exception of any securities issued as of the date of the warrant. In addition, 400,000 warrants were issued at $0.20 in exchange for services.

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                Options Outstanding                     Options Exercisable
           ------------------------------              ----------------------
                         Weighted Average   Weighted                 Weighted
                            Remaining       Average                  Average
Exercise     Number        Contractual      Exercise     Number      Exercise
Prices     Outstanding     life (Years)      Price     Exercisable    Price
--------   -----------   ----------------   --------   -----------   --------

$ 0.2125     2,000,000                  4   $ 0.2125    2,000,000    $ 0.2125
  0.2125     2,000,000                  5     0.2125    2,000,000      0.2125
    0.10    12,000,000                  6       0.10   12,000,000        0.10
            ----------                                 ----------    --------
            16,000,000                5.6   $ 0.1281   16,000,000    $ 0.1281
            ==========                                 ==========    ========


Transactions involving stock options issued to employees are summarized as follows:

                                   Number of    Weighted Average
                                     Shares     Price Per Share
                                   ----------   ----------------

Outstanding at December 31, 2004    4,000,000            $0.2125
Granted                            12,000,000            $  0.10
Exercised                                  --                 --
Canceled or expired                        --                 --
                                   ----------            -------
Outstanding at June 30, 2005       16,000,000            $0.1281
                                   ==========            =======

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


NOTE D -STOCK OPTIONS (CONTINUED)

The weighted-average fair value of stock options granted to employees during the period ended June 30, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                 For the Six Months Ended
                                                        June 30
                                                      2005     2004
                                                     -----    -----

Significant assumptions (weighted-average):
Risk-free interest rate at grant date                    2%     1.5%
Expected stock price volatility                        250%     149%
Expected dividend payout                                --       --
Expected option life-years (a)                           6        6

(a)The expected option life is based on contractual expiration dates.


If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SF AS No.123, the Company's pro forma net loss and net loss per share would have been $(1,836,055) and $(0.05) for the six months ended June 30,2005 and $(1,858,483)
and $(0.14) for the three months ended June 30, 2004, respectively.

NOTE E -RELATED PARTY TRANSACTIONS
----------------------------------

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 12% per annum. As of June 30, 2005 and December 31, 2004, the balance due to the officers was $ 366,595 and $399,080, respectively.

NOTE F -COMMITMENTS AND CONTINGENCIES
-------------------------------------

Consulting Agreements
---------------------

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

NOTE G- LOSSES PER SHARE
------------------------

The following table presents the computation of basic and diluted losses per share:

                                             For the Six Months Ended June 30,
                                                  2005            2004
                                                  ----            ----
Net loss available to Common stockholders    $ (1,357,255)   $ (2,798,213)
Basic and diluted loss per share                    (0.04)          (0.22)
Weighted average common shares outstanding     34,604,651      13,004,736

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (Unaudited)


NOTE H- GOING CONCERN MATTERS
-----------------------------

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the six months ended June 30, 2005 and for the period from inception through December 31,2004, the Company incurred losses from operations of $(1,357,255) and $(10,847,683), respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE I - SUBSEQUENT EVENTS
--------------------------

In July, 2005, the Company issued 12,700,000 shares of its common stock at $0.0085 per share on conversion of notes payable.

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

Overview

      We are in the development stage and our efforts have been principally devoted to designing, developing and marketing advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.

      We are developing and marketing new product applications of solid-state diodal illumination (TM) that demonstrate added value over traditional lighting systems. Using proprietary technology, we are creating a family of products for task and accent lighting, emergency and security lighting, and specialized lighting systems for military and homeland security. Our solid-state lighting technology offers extended light life and greater cost effectiveness than other existing forms of illumination. We are expanding our marketing activity into channels of retail, commercial, institutional and military sales.

      With our task and accent lighting, the target markets include kitchen and bath cabinet manufacturers and designer and installation contractors for the residential market. In the commercial markets, our task and accent lighting products and emergency and security lighting products address the lighting needs in hotels, hospitals, nursing homes, airports, shopping centers and multiple family complexes; long-term evacuation solutions for theaters, office and public buildings; reduced maintenance cost solutions for property managers as applied to walkway, corridor or landscape lighting. For our retail products, our target customers include the home improvement and consumer goods retailers. For the military and homeland security products, our target markets include all branches of the military and all government organizations providing security services such as border control and airport security.

      In April of 2005, we began the development of a portable boundary security lighting product for the military that will provide night-vision compatible infrared lighting and intense, bright white lighting capability in a portable configuration for fast, effective deployment. As of June 30, 2005, we completed the first phase of development and expect final development to be complete in the third quarter of 2005.

      In April of 2005, we completed the fulfillment of a contract with Kings Park School District of Long Island, New York for the installation of our Emergency Lighting System in a local middle school. The objective of the pilot project was to provide a local school with long-term interim lighting solution so the Kings Park community will have a well-lit emergency shelter in the event of a natural or manmade disaster. In May of 2005, the completed project was presented to the Kings Park School District administration and we hope the pilot could become a model for emergency lighting throughout other school districts.

      In the second quarter of 2005, we developed a working relationship with Cree, Inc., a leading manufacturer of light-emitting diode components. We plan on developing products that utilize the Cree solid-state lighting technology. We anticipate announcing our first product based on Cree technology in the third quarter of 2005.

      In May 2005, we introduced the Aeon (TM) "Task & Accent" lighting products to address residential closet lighting, interior cabinet accent lighting and under cabinet counter lighting with virtually heatless, long-term (75,000 hours of life) lighting solutions for the homeowner. This unique lighting resource for cabinetmakers, contractors and do-it-yourselfers offers three levels of light from soft white diodal(TM) elements that are cool to the touch and easy to install. The Aeon closet, cabinet and counter lighting was unveiled at the Kitchen & Bath Industries Trade Show in Las Vegas, NV on May 10, 2005. Our general lighting technology will provide a 40 to 60 percent reduction in maintenance costs for property managers through the replacement of walkway, corridor or landscape lighting elements and 68 percent reduction in energy costs for those fixtures. In May, we began establishing the Aeon dealer network as our channel of distribution for the Aeon products. As of June 30, 2005, we have 26 dealers representing 15 of the top 25 North American housing markets. We are continuing to build the Aeon dealer network with qualify dealers and hope that the Aeon dealer channel will cover many of top 50 North American housing markets by year end.

      In March of 2005, we submitted a proposal to the MTA that to providing emergency lighting for only the subway cars and platforms. The proposal also called for an initial subway car installation trial to prove the capability and value of our technology. In April of 2005, we met with the Vice President of Engineering for the MTA and discussed our proposal and the timing for a trial within the subway system. Based on this meeting and the resulting discussions of the time period required to accomplish our trial objectives, we understand the MTA is still evaluating the trial proposal but this is not a priority at this point and no determination can be made at this time as to when the MTA will make a decision on our proposal. Therefore, we plan to address the Port Authority with a similar proposal for an initial subway car installation trial to prove the capability and value of our technology. This program will be formally submitted in the third quarter of 2005.

      In June of 2005, we completed the development of the Keon KeyCap (TM), a new product designed to provide consumers with a long-lasting, slender sleeve of electronics that turns a standard key into a lighting device. The patented Keon KeyCap (TM) is the practical lighting solution for every consumer who carries keys. Each Keon is a sturdy elastic surround that fits standard key heads and features an electronics package that focuses a bright diodaltm beam of light down the key shaft. When its miniaturized button is depressed, the Keon directs light precisely into the intended keyhole or other targeted surfaces. We anticipate supply and sales will begin on the Keon in the third quarter of 2005.

      In June of  2005,  we  received  confirmation  that our Aeon Pro E "Task &
Accent" home lighting meets California's Title 24 new residential energy requirements of 40 lumens per watt. Verified by Independent Testing
Laboratories, Inc., a third-party independent testing firm, the Aeon Pro E product was confirmed to operate at 55 lumens per watt. The Title 24 California energy requirements went into effect in 1978 to decrease California's energy consumption. Since then, the legislation has saved the state more than $36 billion in electricity and natural gas costs. The Title 24 standards will be revised in October of 2005 and the new standard of 40 lumens per watt will be required. ITL was founded 50 years ago, is one of the most experienced independent testing labs in the country and provides accurate, unbiased information on virtually every type of lighting to lighting manufacturers, designers, architects and the government. Exceeding the Title 24 standards opens up the California market to our Aeon Pro E line and makes these products one of the only alternatives to traditional task and accent lighting for the home. The 55 lumen per watt efficiency of the Aeon Pro E products is an industry-leading efficacy and one that surpasses California's Title 24 requirements of 40 lumens per watt. We anticipate that sales of the Aeon Pro E to grow in the fourth quarter of 2005 when the new standards are in force.

Results of Operations

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

REVENUES

      Revenues for the six months ended June 30, 2005 were $ 13,768 as compared to $21,206 for the same period ended June 30, 2004. Included in sales for the six months is a $10,000 contract with Kings Park School District of Long Island, New York for the installation of our ELS products in a local middle school. This installation is being hailed as a pilot project that could become a model for emergency lighting throughout the State of New York.

OPERATING EXPENSES

      Operating expenses for the six months ended June 30, 2005 were $1,078,628 as compared to $2,184,526 for the same period ended June 30, 2004. Included in the six months ended June 30, 2005 are $137,672 in expenses for market development and literature. This compares to $10,380 for the six months ended June 30, 2004.

Three  months  ended June 30, 2005  compared to the three  months ended June 30,
2004

REVENUES

      Revenues for the three months ended June 30, 2005 were $200 as compared to $11,238 for the same period ended June 30, 2004.

OPERATING EXPENSES

      Operating expenses for the three months ended June 30, 2005 were $690,475 as compared to $748,212 for the same period ended June 30, 2004. Included in the three months ended June 30, 2005 are $116,349 in expenses for market development and literature. This compares to $21,830 for the six months ended June 30, 2004.

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

Liquidity and Capital Resources

      As of June 30, 2005, we had a working capital deficit of $630,134. This compares to a working capital deficit of $ 442,303 as of December 31, 2004. As a result of our operating losses for the first six months ended June 30, 2005, we generated a cash flow deficit of $1,310,382 from operating activities. Cash flows used in investing activities was $30,856 during the quarter. Cash flows from financing activities provided $1,067,515 from the issuance of convertible notes payable for the first six months ended June 30, 2005.

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

      o     $500,000 was disbursed on May 24, 2005; and

      o     $400,000 was disbursed on July 19, 2005.

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

      Since the conversion price will be less than the market price of the common stock at the time the secured convertible notes are issued, we anticipate recognizing a charge relating to the beneficial conversion feature of the secured convertible notes during the quarter in which they are issued, including the second quarter of fiscal 2005 when $1,100,000 of secured convertible notes were issued.

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

Off-Balance Sheet Arrangement

      We do not have any off-balance sheet arrangements.

Inflation

      In the opinion of management, inflation has not had a material effect on the operations of the Company.

Critical Accounting Policies

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

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

      On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised, 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first interim period that begins after June 15, 2005. Accordingly, the Company will implement the revised standard in the third quarter of fiscal year, 2005. Currently the Company accounts for its share-based payment transactions under the provisions of APB25, which does not necessarily require the recognition of compensation costs in the financial statements. Management is assessing the implications of this revised standard, which may materially impact the Company's results of operations in the third quarter of fiscal year 2005 and thereafter.

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

Product Research and Development

      We anticipate incurring approximately $500,000 in research and development expenditures in connection with the development of our Wireless Lighting System, Aeon cabinet lighting and Cyclone Power Light Plant during the next twelve months.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

      We incurred net losses of $6,025,848 for the year ended December 31, 2004 and $1,494,556 for the year ended December 31, 2003. For the six months ended June 30, 2005, we incurred a net loss of $2,730,422. As of June 30, 2005, we had an accumulated deficit of $13,578,106. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

      We have issued 800,000 shares of Series B Convertible Preferred Stock to our officers and directors which are convertible into 8 million shares of common stock and, in the aggregate, have the right to cast 80 million votes in any vote by our shareholders. Combined with the number of shares of common stock held by our officers and directors, they have the right to cast approximately 70% of all votes by our shareholders. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

We Have Issued a Large Amount of Stock in Lieu of Cash for Payment of Expenses and Expect to Continue this Practice in the Future. Such Issuances of Stock Will Cause Dilution to Our Existing Stockholders.

      Due to our limited economic resources, we try to issue stock in lieu of cash for payment of expenses and services provided for us. In 2004, we issued 6,335,000 shares of common stock in exchange for expenses and services rendered, and we issued 800,000 shares of series B convertible preferred stock to officers and directors in exchange for the retirement of debt owed to them. We anticipate issuing shares of common stock whenever possible in lieu of cash to conserve our financial position. The number of shares of common stock issued is directly related to our stock price at the time of issuance. In the event that our stock price drops, we will be required to issue larger amounts of shares for expenses and services rendered, if the other party is willing to accept stock at all. The issuance of shares of common stock will have the effect of diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

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

ITEM 3. CONTROLS AND PROCEDURES

a) Evaluation of Disclosure Controls and Procedures: As of June 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Changes in internal controls: There were no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      On May 17, 2005, Zykronix, Inc., a Colorado corporation, filed a complaint against us and our President, Mark Schmidt, in the District Court, City and County of Denver, State of Colorado (Case No. O5CV3704) claiming damages in the amount of $211,323.75 and costs for breach of contract, unjust enrichment and fraud by Mark Schmidt.

      On June 22, 2005, we filed our Answer and Counterclaim against Zykronix, claiming damages and costs in the amount of $2,850,000 for breach of contract, unjust enrichment and negligent misrepresentation. At the same time, Mark Schmidt filed a Motion to Dismiss since Zykronix failed to adequately plead a claim for fraud. These motions are currently pending. We believe that their claims are without merit and we will vigorously defend these claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      During the three months ended June 30, 2005, we issued 1,325,000 shares of common stock for the conversion of 26.5 shares of Class A preferred stock.

      In April, 2005, we issued 800,000 shares of our common stock at $0.03 per share in exchange for services rendered.

      In June, 2005, we issued 250,000 shares of our common stock at $0.02 per share in exchange for services rendered.

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

      o     $500,000 was disbursed on May 24, 2005; and

      o     $400,000 was disbursed on July 19, 2005.

      The secured convertible notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.03 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition the warrants exercise price gets adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the warrant.

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

                              CYBERLUX CORPORATION


Date: August 18, 2005                By: /s/ DONALD F. EVANS
                                         ---------------------------------------
                                         Donald F. Evans
                                         Chief Executive Officer
                                         (Principal Executive Officer) and
                                         Chairman of the Board of Directors


Date: August 18, 2005                By: /s/ DAVID D. DOWNING
                                         ---------------------------------------
                                         David D. Downing
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)