Form 10QSB
period 2005-09-30
CYBERLUX CORP
filed 2005-11-16
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10QSB
                                   (Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

                     For the Period Ended September 30, 2005
                        Commission file number 000-33415

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

Yes  |X|    No |_|

ForIndicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  |_|    No |X|

As of November 7, 2005, the Company had 75,075,001 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes  |_|    No |X|

                              CYBERLUX CORPORATION

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2005

                                Table of Contents

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements

                    Condensed Balance Sheets:
                    September 30, 2005 (Unaudited) and December 31, 2004 (Audited)               3

                    Condensed Statements of Losses:
                    Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)          4

                    Condensed Statements of Cash Flows:
                    Nine Months Ended September 30, 2005 and 2004 (Unaudited)                    5

                    Notes to Unaudited Condensed Financial Information:
                    September 30, 2005                                                        6-13

     Item 2.    Management Discussion and Analysis                                              14

     Item 3.    Controls and Procedures                                                         25

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings                                                               26

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                     26

     Item 3.    Defaults Upon Senior Securities                                                 26

     Item 4.    Submission of Matters to a Vote of Security Holders                             27

     Item 5.    Other Information                                                               27

     Item 6.    Exhibits                                                                        27

Signatures                                                                                      28

                              CYBERLUX CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         September 30, 2005           December 31, 2004
Assets

Current assets:

    Cash & cash equivalents                                              $        17,383              $      415,375
    Accounts Receivable, Allowance for Doubtful Accounts is $ -0-                  2,454                           -
    Inventory                                                                    443,312                           -
    Other current assets                                                          63,894                      68,404
                                                                         ----------------             ---------------
        Total current assets                                                     527,044                     483,779

Property, plant and equipment, net of accumulated
depreciation of $ 104,825 and $92,335, respectively                               59,813                      43,018

Other Assets:

    Patents                                                                       83,404                      30,544

Total Assets                                                             $       670,260              $      557,341
                                                                         ================             ===============
Liabilities and Deficiency in Stockholders' Equity

Current liabilities:

    Accounts payable                                                     $       742,425              $      176,094
    Accrued liabilities                                                          437,008                     323,408
    Short-term notes payable - shareholders                                      386,595                     399,080
    Short-term notes payable                                                      27,500                      27,500
                                                                         ----------------             ---------------
        Total current liabilities                                              1,593,528                     926,082

Long-term liabilities:

    Notes payable                                                              1,154,158                   1,355,069
                                                                         ----------------             ---------------
        Total long-term liabilities                                            1,154,158                   1,355,069

Deficiency Stockholders' equity:

    Preferred stock, $0.001 par value, 200 shares authorized,
    Class A, 66.3606 and 151.8606 shares issued and outstanding as
    of September 30, 2005 and December 31, 2004 respectively                           1                           1

    Preferred stock, $0.001 par value, 800,000 shares authorized,
    Class B, 800,000 and 0 shares issued and outstanding as of
    September 30, 2005 and December 31, 2004 respectively                            800                         800

    Common stock, $0.001 par value, 300,000,000 shares authorized,
    74,550,001 and 23,770,233 shares issued and outstanding as of
    September 30, 2005 and December 31, 2004 respectively                         74,550                      23,770

    Additional paid-in capital                                                11,494,624                   9,099,302
    Accumulated deficit                                                      (13,647,401)                (10,847,683)
                                                                         ----------------             ---------------

Deficiency in stockholders' equity                                            (2,077,425)                 (1,723,810)
                                                                         ----------------             ---------------

Total liabilities and (deficiency) in stockholders' equity               $       670,260              $      557,341
                                                                         ================             ===============

         The accompanying notes are an integral part of these unaudited condensed financial statements

                              CYBERLUX CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         For the Three Months Ended       For the Nine Months Ended
                                                       September 30,   September 30,    September 30,   September 30,
                                                           2005             2004             2005           2004
Revenue                                                $     12,434    $      2,082     $     26,202    $     23,288

Cost of goods sold                                          (75,503)        (15,724)        (104,989)        (32,111)
                                                       -------------   -------------    -------------   -------------
    Gross margin (loss)                                     (63,069)        (13,642)         (78,787)         (8,823)

Operating Expenses:

Marketing and advertising                                    97,718          21,830          235,389          10,380
Depreciation and amortization                                 5,892          14,159           19,073          45,811
Research and development                                    142,537          34,086          262,117          34,086
General and administrative expenses                         539,263         533,167        1,347,459       2,461,432

Total operating expenses                                    785,410         603,242        1,864,038       2,551,709

(Loss) from operations                                     (848,479)       (616,884)      (1,942,825)     (2,560,532)

Other income/(expense)

    Other Income                                                  -               -                -
    Interest income                                              49               1              349              63
    Interest expense                                       (101,555)       (598,741)        (270,434)       (653,367)
    Debt acquisition costs                                 (492,476)                        (586,807)

Net Loss before provision for income taxes
and preferred dividend                                   (1,442,461)     (1,215,624)      (2,799,717)     (3,213,836)

Income taxes (benefit)                                            -               -                                -

Net loss                                                 (1,442,461)     (1,215,624)      (2,799,717)     (3,213,836)

Preferred dividend - Beneficial conversion discount
on convertible preferred                                          -                                         (800,000)

Net loss available to common stockholders              $ (1,442,461)   $ (1,215,624)    $ (2,799,717)   $ (4,013,836)

Weighted average number of common shares
outstanding, basic and fully diluted                     72,881,110      19,388,317       47,503,678      17,080,605

Net loss per share - Basic and fully diluted           $      (0.02)   $      (0.06)    $      (0.06)   $      (0.24)

Preferred dividend                                     $     24,000    $     24,000     $     72,000    $     48,000


         The accompanying notes are an integral part of these unaudited condensed financial statements

                              Cyberlux Corporation
                        Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                                For the Nine Months Ended
                                                                      September 30, 2005         September 30, 2004

Cash flows provided by (from-used in) operating activities

  Net (loss) available to common stockholders                         $   (2,799,717)            $   (4,013,836)

  Depreciation and amortization                                               19,073                     45,811

  Beneficial conversion discount - preferred stock dividend                        -                    800,000

  Amortization of debt discount - beneficial conversion
    feature of convertible note (Note D)                                     219,697                    500,000

  Amortization of debt discount - value of
    warrants attached to convertible note (Note D)                                                       91,937

  Shares issued for previously incurred debt                                                             32,691

  Shares issued/(cancelled) for factoring deposit                                                       (90,000)

  Warrants issued to consultants for services                                 14,160                    349,173

  Warrants issued in connection with financing                               385,333

  Preferred shares issued for conversion of accrued
    management fees                                                                -                    723,670

  Preferred shares issued for previously incurred debt                                                   76,330

  Shares issued for consulting services                                      126,000                  1,367,810

  Decrease (increase) in accounts receivable                                  (2,454)                   (11,862)

  Decrease (increase) in inventories                                        (443,312)

  (Increase) decrease in prepaid expenses                                      4,509                    (89,101)

  (Increase) decrease in other assets                                        (52,860)                    63,105

  Increase (decrease) in accrued interest                                     85,139                    (49,696)

  Increase (decrease) in accrued liabilities                                  28,461                    (69,760)

  (Decrease) increase in management fee payable-related party                      -                   (723,670)

  (Decrease) increase in other accounts payable                              566,331                          -

Net cash (used in) operating activities                                   (1,849,640)                  (997,398)


Cash flows provided by (used in) investing activities

  Payments for property, plant and equipment                                 (35,867)                   (19,998)

Cash (used in) investing activities                                          (35,867)                   (19,998)

Cash flows provide by (used in) financing activities

  Payments for (proceeds from) short-term notes payable, net                       -                   (255,000)

  (Payments for ) proceeds from short-term notes
    payable-shareholders (net)                                               (12,485)                   (92,600)

  Proceeds from advance deposits                                                   -

  (Payments for) Proceeds from convertible long-term notes                 1,500,000                    500,000

  Proceeds from issuance of preferred stock                                                              79,308

  Proceeds from subscriptions receivable                                                                276,186

  Issuance of common stock                                                                              778,247

Net cash provided by (used in) financing activities                        1,487,515                  1,286,141
                                                                         -----------                 ----------
Net increase (decrease) in cash                                             (397,992)                   268,745

Cash - beginning                                                             415,375                     16,247

Cash - ending                                                               $ 17,383                  $ 284,992

Supplemental disclosures:

  Interest Paid                                                             $ 82,470                  $ 111,126

  Income Taxes Paid                                                                -

Non-Cash investing and financing activities:

  Shares issued for research and development and consulting                  126,000                  1,367,810

  Shares issued for conversion of debt                                       420,608                     32,691

  Warrants issued in connection with financing                               373,592                          -

  Warrants issued to consultants for services                                 14,160                    349,173

  Warrants issued detachable with convertible preferred shares                                           58,915

  Shares issued in connection with factoring                                       -                    (90,000)

Amortization of debt discount - beneficial conversion
feature of convertible note (Note D)                                         219,697                    500,000

Amortization of debt discount - value of
warrants attached to convertible note (Note D)                                                           91,937

Beneficial conversion discount on convertible preferred stock                      -                    800,000

Convertible preferred shares issued for note payable and
  accrued interest                                                                 -                     76,330

Convertible preferred shares issued for accrued management fees                    -                    723,670

         The accompanying notes are an integral part of these unaudited condensed financial statements

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2004 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2004.

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated under the laws of the State of Nevada. The Company, which has transitioned from a development state enterprise, develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of September 30, 2005, the Company has accumulated losses of $13,647,401.

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

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2005and 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note D):

                                                              For the nine months ended
                                                                     September 30,
                                                                 2005           2004
                                                                 ----           ----

Net loss attributable to common stockholders -as reported    $(2,799,717)   $(4,013,836)

Add. Total stock based employee compensation  expense as
reported under intrinsic value method (APB No. 25)                    --             --

Deduct Total stock based employee compensation expense
as reported under fair value based method  (SFAS No. 123)       (718,800)            --

Net loss -Pro Forma                                          $(3,518,517)   $(4,013,836)

Net loss attributable to common stockholders - Pro forma     $(3,518,517)   $(4,013,836)

Basic (and assuming dilution) loss per share - as reported   $     (0.06)   $     (0.24)

Basic (and assuming dilution) loss per share - Pro forma     $     (0.07)   $     (0.24)

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

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

In November, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for normal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that"... under certain circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. "This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company. In December, 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67" (SFAS 152). The amendments made by Statement 152. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP 04-2), Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance of SOP 04-2. This Statement id effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations, or cash flows.

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

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

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

NOTE B-NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable at September 30, 2005 and December 31, 2004 are as follows:

                                                                                                  2005                    2004
10 % convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity ; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $ .50 per share. The company is in violation of the loan
covenants.                                                                                        $2,500                  $2,500


10% convertible notes payable, unsecured and due March, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $ .50 per share. The Company is in violation of the loan
covenants.                                                                                        25,000                  25,000


10% convertible note payable in the original amount of $1,500,000, and due
September, 2006. Interest is payable quarterly during the life of the note. The note is convertible into the Company's common stock at the lower of a) $0.72; b)
50% of the average of the three lowest intraday trading prices for the common stock. The full principal amount of the secured convertible notes is due upon a default under the terms of the secured convertible notes. The note is secured by substantially all of the Company's assets, including the assets of wholly owned subsidiaries and intellectual property. As of September 30, 2005 the Note holder
has converted $565,539 of the principal to common stock of the Company.                          934,461               1,355,069


10% convertible note payable in the original amount of $1,500,000, and due July
19, 2008. Interest is payable quarterly during the life of the note. The note is convertible into the Company's common stock at the lower of a) $0.03; b) 50% of the average of the three lowest intraday trading prices for the common stock.
The full principal amount of the secured convertible notes is due upon a default under the terms of the secured convertible notes. The note is secured by substantially all of the Company's assets, including the assets of wholly owned
subsidiaries and intellectual property.                                                        1,500,000                    -0-

Unamortized Beneficial Conversion                                                             (1,280,303)                   -0-
                                                                                                --------------------------------
                                                                                               1,181,658               1,382,569

Less: current portion
                                                                                                 (27,500)               (27,500)
                                                                                                --------------------------------
Total                                                                                         $1,154,158              $1,355,069

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

NOTE C -STOCKHOLDER'S EQUITY

Preferred Stock

The Company has authorized 200 shares of Preferred Class A stock, with a par value of $.001 per share. As of September 30, 2005, the Company has 66.3606 shares of Preferred Class A shares issued and outstanding

The Company has authorized 800,000 shares of Preferred Class B stock, with a par value of $.001 per share. As of September 30, 2005, the Company has 800,000 shares of Preferred Class B shares issued and outstanding. The Preferred Class B shares accumulates interest, payable as dividends at the rate of 12% per annum. For the year ended December 31, 2004 $96,000 in dividends were accumulated. For the period ended September 30, 2005 an additional $72,000 in dividends were accumulated. These dividends are not recorded until declared by the Company.

Common Stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2005, the Company has 74,550,001 shares issued and outstanding.

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

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

NOTE C -STOCKHOLDER'S EQUITY (Continued)

In June, 2005, the Company issued 2,400,000 shares of its common stock at $0.0092 per share on conversion of notes payable.

In June, 2005, the Company issued 7,900,000 shares of its common stock at $0.0085 per share on conversion of notes payable.

In July, 2005, the Company issued 9,573,000 shares of its common stock at $0.0085 per share on conversion of notes payable.

In August, 2005, the Company issued 1,000,000 shares of its common stock at $0.097 per share in exchange for services.

During the three months ended September 30, 2005, holders converted 20.5 shares of preferred stock - Class A into 1,025,000 shares of common stock at $.10 per share.

NOTE D -STOCK OPTIONS

Class A Warrants

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at September 30,2005.

                                              Warrants Outstanding                             Warrants Exercisable
                                             ---------------------                             ---------------------
                                                Weighted Average         Weighted                                 Weighted
                              Number          Remaining Contractual      Average         Number                   Average
          Exercise Prices     Outstanding        Life (years)          Exercise Price    Exercisable Price      Exercise Price
          ---------------     -----------        ------------          --------------    -----------------      --------------
                   $ 0.03      25,000,000             5                $ 0.03            25,000,000                $ 0.03
                     0.10          91,500             4                $ 0.10                91,500
                     0.20       1,845,000             3                  0.20             1,845,000                  0.20
                     0.25       8,751,564             2                  0.25             8,751,564                  0.25
                     0.50       2,600,000             5                  0.50             2,600,000                  0.50
                   $ 1.05       8,643,064             2                  1.05             8,643,064                  1.05
                               46,931,128            3.61              $ 0.29            46,931,128                $ 0.29


Transactions involving the Company's warrant issuance are summarized as follows:

                                                                       Number of Shares        Weighted Average
                                                                                               Price Per Share

Outstanding at December 31,2004                                          22,821,128                    $   0.58
Granted                                                                  25,400,000                        0.03
Exercised                                                                        --                         --
Canceled or expired                                                      (1,350,000)                      (0.25)
Outstanding at September 30, 2005                                        46,931,128                      $0 .29

Warrants granted during the period ended September 30, 2005 include 25,000,000 issued in connection with debt financing. The warrants are exercisable until five years after the date of issuance at a purchase price of $0.03 per share. In addition the exercise price is adjusted in the event common stock is issued at a price below the market, with the exception of any securities issued as of the date of the warrant.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                                    Options Outstanding                                 Options Exercisable
                                    -------------------                                 -------------------
                                                 Weighted Average            Weighted                           Weighted
                              Number                Remaining                Average       Number             Average
          Exercise          Outstanding          Contractual life            Exercise      Exercisable          Exercise
           Prices           -----------               (Years)                  Price       -----------            Price
          --------                                 ----------------          --------                          --------
         $ 0.2125            2,000,000                  4                   $ 0.2125         2,000,000          0.2125
         $ 0.2125            2,000,000                  5                     0.2125         2,000,000          0.2125
             0.10           12,000,000                  6                      0.10
           0.0295           12,000,000                  7.5                   0.0295        12,000,000          0.0295
                            28,000,000                  6.4                 $  0.086        16,000,000        $ 0.086

Transactions involving stock options issued to employees are summarized as follows:

                                                                Weighted Average
                                    Number of Shares             Price Per Share

Outstanding at December 31, 2004           4,000,000                     $0.2125
Granted                                   24,000,000                      $0.065
Exercised                                         --                          --
Canceled or expired                               --                          --
Outstanding at September 30, 2005         28,000,000                      $0.086

The weighted-average fair value of stock options granted to employees during the period ended September 30, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                    For the Nine Months Ended
                                                           September 30

                                                  2005                      2004

Significant assumptions (weighted-average):
Risk-free interest rate at grant date                2%                     1.5%
Expected stock price volatility                    255%                     149%
Expected dividend payout                            --                       --
Expected option life-years (a)                       6                        6
(a)The expected option life is based on contractual expiration dates.

If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SF AS No.123, the Company's pro forma net loss and net loss per share would have been $( 3,518,517 ) and $( 0.07 ) for the nine months ended September 30,2005 and $(4,061,836) and $(0.24) for the nine months ended September 30, 2004, respectively.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (Unaudited)

NOTE E -RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 12% per annum. As of September 30, 2005 and December 31, 2004, the balance due to the officers was $ 386,595 and $399,080, respectively.

NOTE F -COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

NOTE G- LOSSES PER SHARE

The following table presents the computation of basic and diluted losses per share:

                                                   For the Nine Months Ended September 30,
                                                           2005               2004
Net loss available to Common stockholders             $(2,799,717)        $(4,013,836)
Basic and diluted loss per share                            (0.06)              (0.24)
Weighted average common shares outstanding             47,503,678          17,080,605

NOTE I- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the nine months ended September 30, 2005 and for the period from inception through December 31,2004, the Company incurred losses from operations of $(2,799,717) and $(10,847,683), respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE J-SUBSEQUENT EVENTS

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on October 21, 2005 for the sale of (i) $800,000 in secured convertible notes and (ii) warrants to buy 800,000 shares of our common stock.

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

      With our task and accent lighting, the target markets include kitchen and bath cabinet manufacturers, designer and installation contractors for the residential market. In the commercial markets, our task and accent lighting products and emergency and security lighting products address the lighting needs in hotels, hospitals, nursing homes, airports, shopping centers and multiple family complexes; long-term evacuation solutions for theaters, office and public buildings; reduced maintenance cost solutions for property managers as applied to walkway, corridor or landscape lighting. For our retail products, our target customers include the home improvement and consumer goods retailers. For the military and Homeland Security products, our target markets include all branches of the military and all government organizations proving homeland security services such as border control and airport security.

      On July 11,2005. we announced the fulfillment of initial orders for the Aeon product line and the continued expansion of the Aeon sales network that connects dealers with customers. The Aeon sales network is comprised of dealers and lighting industry professionals who meet a range of criteria including their market reach, years in business, annual revenue, customer base and their ability to effectively represent Aeon products with our solid-state lighting technology.

      On July 13, 2005, we unveiled the KEON KeyCap(tm), a new product designed to provide consumers with a long-lasting, slender sleeve of electronics that turns a standard key into a practical lighting element. The patented KEON KeyCap(tm) is the practical lighting solution for every consumer who carries keys. Each KEON is a sturdy elastic surround that fits standard key heads and features an electronics package that focuses a bright diodal(tm) beam of light down the key shaft. When its miniaturized button is depressed, the KEON KeyCap(tm) directs light precisely into the intended keyhole or other targeted surfaces.

      On July 28, 2005, we announced the formation of a joint venture with Bruni Industria Mobili SRL that will address the solid-state lighting needs of the European marketplace. Bruni Industria Mobili SRL, a 51-year-old furniture, fixture and consumer products manufacturing conglomerate located in Sora, Italy, is one of the largest manufacturers of furnishing products, including lighting products and fixtures for the European market. Under the terms of the agreement, we granted Bruni Industria the European marketing and distribution rights our products, and will integrate our technology into Bruni Industria products.

      On July 21, 2005, the North Carolina Technology Association (NCTA) invited us to serve on NCTA's Defense and Security Steering Committee. NCTA is the primary voice of the technology industry in North Carolina and is dedicated to growing and strengthening the technology industry through increasing public awareness and influencing key public policy issues. Security has become an increasingly important focus within the nation and North Carolina. With one of the largest military presences in the country, NCTA is focused on building a Defense and Security Business Cluster across North Carolina to leverage federal investment associated with the military presence in North Carolina. With the Cyberlux headquarters in the heart of North Carolina's Research Triangle Park, the appointment to NCTA's Defense and Security Steering Committee will give us the opportunity to participate in planning future homeland security, military and defense industry initiatives.

      On July 25, 2005, we unveiled the RelyOn ultra-bright light with power plant, a new product designed to provide homeowners and professionals with a portable, long-lasting work and emergency light. RelyOn is the first product in the world to use Cree's latest 3-watt solid-state lighting technology, providing superior performance over conventional lighting products. The patent-pending RelyOn is a practical lighting solution for every consumer and professional who needs versatile, long-lasting light. The powerful, water- resistant and portable lighting system is designed to provide a perpetual and rechargeable light source during the most extreme conditions, including power grid failures caused by natural or man-made disasters. Delivering more than 60 hours of light on a single charge, the RelyOn can be recharged from a wall outlet or a vehicle charging port. AC and DC power adapters are built into RelyOn. As a power plant, the RelyOn can recharge mobile phones and other 12-volt DC devices through a built-in power port.

      On August 10, 2005, we introduced the EverOn Multi-Purpose Emergency Light, the latest solid-state lighting technology that provides more than 60 hours of light using four AA batteries and is 90 percent more energy efficient than conventional incandescent flashlights. The EverOn is packaged in our patent-pending and field-proven hand-held elliptical parabolic reflector product design, providing a practical, portable emergency lighting solution for every consumer who has experienced the unease and inconvenience of power outages caused by natural or man-made disasters. Designed originally to provide homeowners with portable, long- lasting, emergency lighting during the hurricane season, the new EverOn is a sturdy, virtually indestructible, lighting product that provides over 60 hours of comfortable room-filling light on the medium setting and over 30 hours of intensely bright white light on the highest setting, all in a 7, by 3.5 by 2.4 inch package. 'The EverOn product builds on the demonstrated success of the original Home Safety Light, which was used for emergency lighting support during last year's Hurricane Charlie relief effort and by workers involved in the Thai island Phuket tsunami disaster recovery. The EverOn contains 6 bright white and 4 amber diodal(tm) lighting elements that never require replacement. The EverOn has three light settings including a low, nightlight level; a medium, room-filling light level; and a high, spotlight level. In recent bench tests by Independent Testing Laboratories, Inc., the EverOn Multi-Purpose Light was shown to operate for over 60 hours at the medium setting and over 30 hours at high setting using one set of 4 AA batteries.

      On August 16, 2005, we announced that the U.S. Patent Office has awarded us a patent for our Apparatus and Methods for Providing an Emergency Lighting Augmentation System. The claims awarded by the U.S. Patent Office address a lighting system capable of providing long-term solutions for emergency and interim lighting. Specifically, these claims address the solid-state lighting elements and associated devices for providing emergency or temporal lighting mounted adjacent to the existing lighting system; the control circuit in electronic communication with solid-state lighting system including wireless communication; the power sensing technology for sensing power disruption in a main power supply which illuminates the lighting elements upon sensing power disruption to determining the electrical power state of an environment. Specifically, the patent addresses an electrochemical lighting system capable of providing prolonged illumination with the use of light emitting diodes (LEDs) as the illumination source. The patent embodies lighting devices capable of providing long-term solutions for interim and emergency lighting via an array of LEDs, the means for providing electrical energy to the LED array, the capability of multi-level light intensity consistent with light longevity and power source relationships including conventional A/C, solar, various electrochemical assemblies or all other means of electrical energy support. The development of Cyberlux's ReliaBright Emergency Lighting System (ELS) led to the patent filing. The ReliaBright ELS is designed to retrofit as an augmentation to existing lighting systems in commercial buildings, and it can be adapted for a variety of applications and uses. These claims lead to new opportunities for the ReliaBright ELS technology in the commercial, military and homeland security markets. The product includes a control module powered by a constant charge battery and monitored by a sensor. The sensor differentiates between 'power-off at the wall switch' and 'power-out in the building's electrical service.' The system's light intensity is determined by the number of solid-state lighting elements that are connected in series. Light levels range from 'moonlight' to 'daylight' consistent with the needs of the space in which the ReliaBright ELS is installed.

      On September 7, 2005, we introduced the Emergency Response Retail Campaign to provide the new EverOn Multi-Purpose Emergency Light to retailers and consumers during the hurricane season. The EverOn product is the latest in solid-state lighting technology and provides more than 60 hours of light using four AA batteries and is 90 percent more energy efficient than conventional lanterns or incandescent flashlights. Under the EverOn Emergency Retail Campaign, we have readied pre- packaged bulk shippers of the EverOn product for immediate distribution to retailers and emergency response organizations. Emergency Management officials in Collier County, Florida relied on the Home Safety Light, the previous version of the EverOn, as an emergency lighting source in hurricane shelters and for victims needing medical assistance in the aftermath of Hurricane Dennis in July 2005. In August 2005, the officials announced that they have listed the EverOn Emergency Light to be a standard product in their disaster relief inventory.

      On September 15, 2005, we introduced our e-commerce Web site, www.LuxSel.com, as our on-line retail outlet for consumer solid-state LED lighting products, including the EverOn, Keon and RelyOn products.

      On September 23, 2005, we announced a partnership with Smart Products, Inc to extend the reach of our retail products in the retail channel. Smart Products, Inc., a full service retail sales organization, will market, sell and support our EverOn, Keon and RelyOn LED solid-state lighting products in their strategic U.S. retail accounts.

      On September 28, 2005, we announced a partnership with Duggan & Brown, Inc.to extend the reach of our retail products in the retail channel. Duggan & Brown, Inc., a full service retail sales organization, has offices in Abington, PA for northeastern United States coverage, Barrington, IL for central and western United States coverage and Naples, FL for southeastern United States coverage. Under the terms of the agreement, Dugan & Brown will market, sell and support our EverOn, Keon and RelyOn innovative LED solid-state lighting products in their strategic U.S. retail, on-air shopping, catalog and direct mail accounts.

Results of Operations

Nine months ended September 30, 2005 compared to the Nine months ended September 30, 2004

REVENUES

      Revenues for the nine months ended September 30, 2005 were $26,202 as compared to $23,288 for the same period ended September 30, 2004.

OPERATING EXPENSES

      Operating expenses for the nine months ended September 30, 2005 were $1,864,038 as compared to $2,551,709 for the same period ended September 30, 2004. Included in the nine months ended September 30, 2005 are $235,389 in expenses for market development and literature. This compares to $10,380 for the nine months ended September 30, 2004.

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

REVENUES

      Revenues for the three months ended September 30, 2005 were $12,434 as compared to $2,082 for the same period ended September 30, 2004.

OPERATING EXPENSES

      Operating expenses for the three months ended September 30, 2005 were $785,410 as compared to $603,242 for the same period ended September 30, 2004. Included in the three months ended June 30, 2005 are $97,718 in expenses for market development and literature. This compares to $21,830 for the nine months ended September 30, 2004.

      As a result of limited capital resources and minimal revenues from operations from its inception, we have relied on the issuance of equity securities to non-employees in exchange for services. Our management enters into equity compensation agreements with non-employees if it is in our best interest under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. In order to conserve our limited operating capital resources, we anticipate continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on our results of operations during the next twelve months.

Liquidity and Capital Resources

      As of September 30, 2005, we had a working capital deficit of $1,066,484. This compares to a working capital deficit of $442,303 as of December 31, 2004. As a result of our operating losses for the nine months ended September 30, 2005, we generated a cash flow deficit of $1,849,640 from operating activities. Cash flows used in investing activities was $35,867 during the quarter. Cash flows from financing activities provided $1,487,515 from the issuance of convertible notes payable for the first six months ended September 30, 2005.

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

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on October 21, 2005 for the sale of (i) $800,000 in secured convertible notes and (ii) warrants to buy 800,000 shares of our common stock.

      The proceeds received from the sale of the secured convertible notes will be used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

      The secured convertible notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.06 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.10 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

      Since the conversion price will be less than the market price of the common stock at the time the secured convertible notes are issued, we anticipate recognizing a charge relating to the beneficial conversion feature of the secured convertible notes during the quarter in which they are issued

      We will still need additional investments in order to continue operations to cash flow break even. Additional investments are being sought, but we cannot guarantee that we will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and the downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations again.

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

Recent Accounting Pronouncements

      Statement of Financial Accounting Standards No.141, "Business Combinations" (SFAS No. 141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144) in August and October 2001, respectively.

      SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's financial statements.

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

      Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's financial statements

      SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

      SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 had no material impact on Company's financial statements.

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

Product Research and Development

      We anticipate incurring approximately $500,000 in research and development expenditures in connection with the development of our portable boundary lighting system, Aeon cabinet lighting and RelyOn Power Light Plant during the next twelve months.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

      We incurred net losses of $6,825,848 for the year ended December 31, 2004 and $2,230,806 for the year ended December 31, 2003. For the nine months ended September 30, 2005, we incurred a net loss of $2,799,717. As of September 30, 2005, we had an accumulated deficit of $13,647,401. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

      We will require additional funds to sustain and expand our sales and marketing activities. We anticipate that we will require up to approximately $2,000,000 to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

ITEM 3. CONTROLS AND PROCEDURES

      a) Evaluation of Disclosure Controls and Procedures: As of September 30, 2005, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

      CASE NUMBER: 2001 CA 005309 NC Div. C.

      On May 17, 2005, Zykronix, Inc., a Colorado corporation, filed a complaint against us and our President, Mark Schmidt, in the District Court, City and County of Denver, State of Colorado (Case No. O5CV3704) claiming damages in the amount of $211,323.75 and costs for breach of contract, unjust enrichment and fraud by Mark Schmidt. We previously entered into a contract with Zykronix for them to produce prototypes for several of our new products, which we believe they never satisfactorily completed.

      On June 22, 2005, we filed our Answer and Counterclaim against Zykronix, claiming damages and costs in the amount of $2,850,000 for breach of contract, unjust enrichment and negligent misrepresentation. At the same time, Mark Schmidt filed a Motion to Dismiss since Zykronix failed to adequately plead a claim for fraud. On August 24, 2005, the Motion to Dismiss was denied. The case is currently in discovery. We believe that their claims are without merit and we will vigorously defend these claims.

      INDEX NUMBER: 602727/05 - Supreme Court of the State of New York, County of New York

      On July 27, 2005, Alliance Care Services, Inc. d/b/a Alliance Advisors, a New York corporation, filed a complaint against us in the Supreme Court of the State of New York, County of New York, claiming damages in the amount of not less than $500,000 and costs for breach of contract, breach of duty of good faith and fair dealing and unjust unrichment. We filed our answer on October 4, 2005 denying all claims. This case is currently in discovery. We believe that their claims are without merit and we intend to vigorously defend these claims.

      Statement of Claim - Arbitration Before the National Association of Securities Dealers, Inc.

      On October 21, 2005, Greenfield Capital Partners LLC filed a statement of claim against us in arbitratoin before the National Association of Securities Dealers, Inc. Greenfield claims damages and costs in the amount of $107,000 for breach of contract, fraud, fraudulent concealment and misrepresentation. We believe that their claims are without merit and we intend to vigorously defend these claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      During the three months ended September 30, 2005, we issued 1,025,000 shares of common stock for the conversion of 20.5 shares of Class A preferred stock.

      In July, 2005, we issued 9,573,000 shares of common stock $0.0085 per share on conversion of notes payable.

      In August, 2005, we issued 1,000,000 shares of our common stock at $0.097 per share in exchange for services rendered.

Item 3. Defaults Upon Senior Securities.

      None.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

Item 5. Other Information.

      None.

Item 6. Exhibits

4.1 Securities Purchase Agreement, dated as of October 23, 2005, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.2   Secured Convertible Note issued to AJW Offshore, Ltd., dated October 23,
      2005.

4.3 Secured Convertible Note issued to AJW Qualified Partners, LLC, dated October 23, 2005.

4.4   Secured Convertible Note issued to AJW Partners, LLC, dated October 23,
      2005.

4.5   Secured Convertible Note issued to New Millennium Capital Partners II,
      LLC.

4.6 Common Stock Purchase Warrant issued to AJW Offshore, Ltd., dated October 23, 2005.

4.7 Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated October 23, 2005.

4.8   Common Stock Purchase Warrant with AJW Partners, LLC, dated October 23,
      2005.

4.9 Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated October 23, 2005.

4.10 Registration Rights Agreement, dated as of October 23, 2005, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.11 Security Agreement, dated as of October 23, 2005, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.12 Intellectual Property Security Agreement, dated as of October 23, 2005, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

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

                                CYBERLUX CORPORATION

Date:  November 16, 2005        By: /s/ DONALD F. EVANS
                                   ------------------------------------
                                Donald F. Evans
                                Chief Executive Officer
                                (Principal Executive Officer) and
                                Chairman of the Board of Directors



Date:  November 16, 2005        By: /s/ DAVID D. DOWNING
                                   ------------------------------------
                                David D. Downing
                                Chief Financial Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)