Form 10KSB
period 2005-12-31
CYBERLUX CORP
filed 2006-04-19
CIK 1138169

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2005

                        Commission file number 000-33415

                              CYBERLUX CORPORATION
                              --------------------
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ x ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.

Yes [ ] No [ x ] Delinquent filers are disclosed herein.

Total revenues for Fiscal Year 2005 were $54,523.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low price on March 31, 2006, was $5,341,292.78.

As of March 31, 2006 there were 85,428,735 shares of issuer's common stock outstanding.

   Transitional Small Business Disclosure Format (check one): Yes ___ No X
                                                                        ---

                              CYBERLUX CORPORATION
                          ANNUAL REPORT ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS

                                                                            Page
PART I                                                                      ----
      Item 1.   Business..................................................    1
      Item 2.   Properties................................................    6
      Item 3.   Legal Proceedings.........................................    7
      Item 4.   Submission of Matters to a Vote of Security Holders.......    9

PART II
      Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................   10
      Item 6.   Management's Discussion and Analysis of Financial
                Condition and Results Of Operations.......................   18
      Item 7.   Financial Statements......................................   31
      Item 8.   Changes in and Disagreements with Accountants on
                Auditing and Financial Disclosure.........................   32
      Item 8A.  Controls and Procedures...................................   32
      Item 8B.  Other Information.........................................   32

PART III
      Item 9.   Directors and Executive Officers of the Registrant........   33
      Item 10.  Executive Compensation....................................   36
      Item 11.  Security Ownership of Certain Beneficial Owners and
                Management................................................   39
      Item 12.  Certain Relationships and Related Transactions............   40

PART IV
      Item 13.  Exhibits..................................................   42
      Item 14.  Principal Accountant Fees and Services .... ..............   48

      Signatures..........................................................   49

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

      In this form 10-KSB references to "Cyberlux", "the Company", "we," "us," and "our" refer to Cyberlux Corporation.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

      We are a Nevada corporation that was incorporated on May 17, 2000. We were founded to design, develop, market and sell advanced lighting systems that utilize light emitting diodes as illumination elements. White diodes are a relatively new phenomenon that offer major advances in illumination technology. Our diodes consume 92% less energy than incandescent counterparts to produce comparable light output. In electrochemical (battery powered) applications, this diminution of energy consumption positions our lighting solutions as more durable and reliable than other interim lighting alternatives. In standard alternating current electrical applications, the calculated life of LEDs as lighting elements is over 20 years versus 750 hours for traditional incandescent light bulbs. These exceptional performance characteristics, diminutive energy consumption and extended life, have prompted diode implementation in traffic lights and automotive brake lights, but have not yet significantly occurred in our area of focus, diodal illumination (tm). Diodal illumination is the production of light through the use of white light emitting diodes. A light emitting diode is a chemical compound that produces a visible light when an electrical current is applied. This production of light through a diode is contrasted with light from a typical light bulb, in which light is produced as a by-product of a burning filament contained within a vacuum globe. The diode uses 92% less energy to produce comparable light to that of a traditional light bulb.

      To address the tremendous opportunity in the $12 billion general lighting market, we have developed a line of LED lighting products and fixtures for residential, commercial, military and homeland security markets, including kitchen and closet task lighting and emergency lighting products. We design and engineer products that adapt technology advancements from semiconductor manufacturers, including Cree, Inc., for use by the general public and military.

      We have created breakthrough solid-state lighting technology that provides energy efficient and cost effective lighting solutions. Several products are designed to address emergencies, such as power outages and critical security lighting needs. Other products bring "heatless" light into the home for closets, cabinets, bookcases and counters. The solid-state semiconductors, trademarked by Cyberlux as diodal(TM) lighting elements, consume 92 percent less energy than conventional incandescent lighting elements and perform for more than 10 years in contrast to 750 hours for traditional light bulbs.

      With the exception of our initial Home Safety Light product (the first generation of our current EverOn(TM) product), 2005 marked the first year for all of our current products and the first year of significant revenues. With established and developing sales channels and a robust range of products now available for the market, we believe that we are poised to seize significant opportunities in the growing solid-state lighting market in 2006 and beyond.

                               MARKET OPPORTUNITY

      Light Emitting Diodes, or LEDs, are leading to a fundamental shift in the lighting industry, creating market competition in ways that challenge traditional players, including General Electric. This shift represents a similar evolution driven by solid-state technology in semiconductors and TVs. What has been a vertically-integrated industry dominated by giants is now becoming more "horizontal," with layers that resemble the structure of the computer industry. The cost of LEDs is decreasing as technology advances are made, while the brightness and quality of light produced by LEDs is increasing. Opportunities are emerging for us to develop next-generation lighting solutions and accelerate adoption of LED lighting, as new market prospects are unfolding.

      According to market research firm iSuppli, the market for LEDs for general illumination applications will expand to $875 million in 2010, rising at a Compound Annual Growth Rate (CAGR) of 52.3 percent from $94 million in 2004. By 2010, LEDs will have grown to account for a significant portion of the worldwide general illumination market, which amounted to $12 billion in 2004.

      This shift in the lighting industry over the next 10 years will cause a fundamental change in the way lighting is installed, maintained and operated, both in terms of energy efficiency and longevity. For example, our Aeon(TM) product for under-cabinet and task lighting comes with a 15-year guarantee on the life of the lighting element. That is fundamentally different from anything consumers have experienced before. It represents a trend that will include a transforming of lighting fixtures along with a change to semiconductor solid-state lighting elements to replace incandescent and fluorescent bulbs.

      Energy efficiency is also a market driver. The United States Congress recently passed the "Next Generation Lighting Initiative Act", which recognizes the remarkable beneficial impact of solid-state lighting on the global economy. The Act states in its preamble, "...it is in the economic and energy security interest of the United States to encourage the development of white light emitting diodes by providing financial assistance to firms, or a consortium of firms, and supporting research organizations in the lighting development sector." We began our research and development activity in practical applications for inorganic white light emitting diodes years before the Senate Bill was introduced.

      LED solid-state lighting technology and products address a key component in the Federal Energy Policy adopted in August 2005. The Energy Policy was supported by the National Electrical Contractors Association - the voice of the $100 billion industry responsible for bringing lighting, power, and communications to buildings and communities across the United States.

      Through $14.5 billion in new tax credits and deductions, the policy emphasizes a renewed commitment to innovation to supplement a revitalization of the nation's overburdened electrical infrastructure, and encourages energy efficiency and modernization in federal and private buildings. By addressing incentives for the production and use of alternative energy sources, including solid-state LED lighting technology, the federal government will help drive the adoption of next-generation lighting solutions.

PRINCIPAL PRODUCTS

              EMERGENCY, SECURITY AND COMMERCIAL LIGHTING PRODUCTS

      Every time a hurricane or ice storm hits, causing widespread power outages that last for days, weeks or months, the absence of realistic emergency lighting solutions becomes more evident. The need can strike at any time. The power grid failure and subsequent power outage which darkened the Midwest and spread to Northeastern United States and parts of Canada in August of 2003, dramatized that nature is not the only culprit. The term "emergency lighting" is typically applied to short-term evacuation lights in public buildings which perform for 60 to 90 minutes to allow occupants to flee a burning building. Electrical power grid failure is a far different problem than that of evacuating a building. We have solved the problem of grid failure blackouts with long-term emergency lighting.

RELIABRIGHT(TM)

      The Reliabright(TM) products provide 80 hours of bright light from one battery charge. The system is activated by proprietary sensors that detect a loss of power in the building's electrical system. This breakthrough in light management has enabled us to apply our technology and develop new products to solve problems in the transportation industry, in heatless lighting solutions for homeowners, and security solutions for the U.S. Military.

      In 2005, we installed the Reliabright(TM) emergency lighting system in the Emergency Situation Room at Kings Park High School, Kings Park, New York. This pilot program demonstrates the potential to use LED solid-state lighting to prepare schools and other shelters throughout the county to provide assistance to communities in the aftermath of natural disasters, terrorist attacks, electric grid failures and any other calamity that can cause widespread electricity blackouts.

      In a similar pilot project, we installed a solid-state semiconductor lighting system in the emergency management "war room" for the City of Cleveland. That project was in response to the widespread power blackouts in 2003.

MILITARY PORTABLE BOUNDARY SECURITY SYSTEM

      Reliabright(TM) products also represent the foundation technology for many of our lighting products in development, including an innovative Portable Covert Illumination System for security lighting for the U.S. Military. We are working with Concurrent Technologies Corporation (CTC) to develop an LED solution for a lightweight, portable lighting system to provide security for U.S. Air Force aircraft.

      The same technology can be used for commercial and emergency response needs, such as quickly providing widespread lighting solutions in shelters during events similar to the problems at the New Orleans Superdome in the aftermath of Hurricane Katrina.

EVERON(TM)

      The EverOn(TM) product is the latest in solid-state lighting technology and provides more than 500 hours of light at the low, amber setting using four AA batteries and is 90 percent more energy efficient than conventional lanterns or incandescent flashlights. The EverOn(TM) is packaged in our patented and field-proven hand-held elliptical parabolic reflector product design, providing a practical, portable emergency lighting solution for every consumer who has experienced the unease and inconvenience of power outages. Designed originally to provide consumers with portable, long-lasting, emergency lighting during the hurricane season, the new EverOn(TM) is a sturdy, virtually indestructible, lighting product that provides over 500 hours of light on the low, amber setting, 60 hours of comfortable room-filling light on the medium setting and over 30 hours of intensely bright white light on the highest setting, all in a 7 inch by 3.5 inch by 2.4 inch package.

      Emergency Management officials in Collier County, Fla. relied on the Home Safety Light, the previous version of the EverOn(TM), as an emergency lighting source in hurricane shelters and for victims needing medical assistance in the aftermath of Hurricane Dennis in July 2005. In August, Collier County officials announced that `they have listed the EverOn(TM) Emergency Light to be a standard product in their disaster relief inventory.

      The EverOn(TM) product builds on the demonstrated success of our original Home Safety Light product, which was launched on QVC in October of 2003 and generated over $8,000 per minute in sales. EverOn(TM), which is over 40 percent more efficient and 30 percent brighter than the original Home Safety Light product, is expected to be sold on QVC in the near future.

RELYON(TM)

      The RelyOn(TM) ultra-bright light with power plant is a new product designed to provide homeowners and professionals with a portable, long-lasting work and emergency light. RelyOn(TM) is the first product to use Cree's latest 3-watt solid-state lighting technology, providing superior performance over conventional lighting products

      . Delivering more than 60 hours of light on a single charge, the RelyOn(TM) can be recharged from a wall outlet or a vehicle charging port (cigarette lighter port) using included AC and DC power adapters. As a power plant, the RelyOn(TM) can recharge mobile phones and other 12-volt DC devices through a built-in power port.

      The powerful, solid-state semiconductor light head, featuring three Cree 3-watt XLamp(TM) 7090 high power white LEDs, provides over 250 lumens and may be focused as an intense spotlight beam or adjusted to generate a blanket of light similar to a table lamp. The intensity of the light can be adjusted for both spotlight and floodlight settings. A digital display shows the remaining hours of light available on the existing charge.

                              RESIDENTIAL LIGHTING

AEON

      The Aeon products bring solid-state lighting into the residential and commercial market for use in closets, cabinet interiors, bookcases, under-cabinet lighting and kitchen counters. The Aeon task and accent lighting products are made with solid-state, light-emitting diodes and do not require bulbs. The result is a product that is maintenance-free, "cool to the touch" with long-lasting energy-efficiency, including a 15-year guarantee that the lighting elements will not need to be replaced.

      It can be set on low, medium and high levels of intensity, and because of its sleek, thin fixture, it requires a much less intrusive trim line rather than the thicker trim line that is needed to block a direct view of a fluorescent light.

      We believe that Aeon has the potential to become the favorite of kitchen and interior designers due to its remarkable performance characteristics of several optional shades of white light, three levels of light intensity and its "cool to the touch" safety feature. The choice of electrical connections (plug-in, hard-wired or battery powered) adds to the fixture's flexibility.

                               SPECIALTY LIGHTING

KEON(TM) KEYCAP

      The KeOn(TM) KeyCap is the practical lighting solution for every consumer who carries keys. Each patented KeOn(TM) is a sturdy elastic surround that fits standard key heads and delivers a bright beam of light down the key shaft. When its miniaturized button is depressed, the KeOn(TM) KeyCap directs light precisely into the intended keyhole or other targeted surfaces.

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

      Our internal engineering staff provides detailed working drawings for injection molded parts to tool manufacturers. Similarly, our proprietary circuitry design is managed by our internal engineering staff, and we have contracted with Luxhall, Ltd. of Ningbo, China, which manufactures our product components and ships them to SCCS where the product components are assembled, packaged, warehoused and shipped. The initial production capacity at SCCS is 80,000 product units per month, which can be increased by 50% with a four month lead time to undertake expansion of facilities.

      We have engaged Philippe Becker Design, Inc. to produce, coordinate and manage our corporate and product marketing activities. Philippe Becker Design, Inc . has broad-based experience in developing the corporate and product marketing required to launch technology companies. The role of Philippe Becker Design, Inc is to integrate marketing, sales, product and customer support activities and messages to optimize customer acquisition and retention..
Philippe Becker Design, Inc serves as the liaison for the preparation and delivery of selling materials to the individual selling firms and an information conduit to management for production and finished goods inventory issues.

      We have retained Largemouth Communications, Inc. as our public relations firm responsible for the strategic and tactical communications for Cyberlux. Largemouth Communications, Inc. is a marketing communications firm that assists Cyberlux in communicating to our target audiences of customers, prospects, the media, policymakers, employees, opinion leaders and shareholders Largemouth Communications, Inc. draws on a wide array of disciplines, fueled by strategy and creativity, to aid Cyberlux in achieving our tactical and strategic goals.

      We have retained two technology product sales firms, Smart Products, Inc., Westwood, NJ, and Duggan & Brown, Chicago, IL, to represent our product line over the range of channels addressed for distribution. The individual firms have been selected based upon established relationships with certain commercial and retail channels and proven track records of sales to those channels.

REGULATION

      Our advertising and sales practices concerning our products are regulated by the Federal Trade Commission and state consumer protection laws. Such regulations include restrictions on the manner that we promote the sale of our products. We believe we are in material compliance with such regulations. We believe that we will be able to comply in all material respects with laws and regulations governing the conduct of business operations in general. We are not aware of any pending government regulations that may adversely affect our business.

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

COMPETITION

      The lighting and illumination industry is extremely competitive. Our ReliaBright(TM) products address the long-term blackout emergency lighting needs with battery powered (60 hours) lighting solutions for hotels, hospitals, adult care centers and high-rise apartments, and long-term evacuation lighting solutions for commercial buildings. The ReliaBright(TM) products are competitively positioned as a price-competitive, new technology introduction into an existing product category, where General Electric, Bodine and Lithonia are the key competitors with products that use traditional lighting technology. The Aeon "Task & Accent" lighting products address residential closet lighting, interior cabinet accent lighting and under cabinet counter lighting as heatless long-term (75,000 hours of life) lighting solutions for the homeowner. This unique lighting resource for cabinetmakers, contractors and do-it-yourselfers offers three levels of light from soft white diodal(TM) elements that are cool to the touch and easy to install. The Aeon products are competitively positioned as a premium priced new technology introduction into an existing product category, where General Electric, Philips and Sea Gull Lighting are the key competitors with products that use traditional lighting technology. We believe that our lighting solid-state technology will provide a 40 to 60 percent reduction in maintenance costs for property managers through replacement of walkway, corridor or landscape lighting elements and 68 percent reduction in energy costs for those fixtures.

INTELLECTUAL PROPERTY

      We have one trademark registered with the United States Patent & Trademark Office and have filed eight other applications that are currently being processed. The marks that we have filed and/or received trademark registration for are as follows:

                     Serial or           Registration or
      Trademark      Registration No.    Filing Date
      ------------   -----------------   ------------------

      EVERON         Ser. No. 78804638   February 1, 2006
      KEON           Ser. No. 78804631   February 1, 2006
      RELYON         Ser. No. 78803400   January 31, 2006
      FOCUSON        Ser. No. 78803391   January 31, 2006
      CAMPLIGHT      Ser. No. 78483758   September 15, 2004
      SENSORBRIGHT   Ser. No. 78483755   September 15, 2004
      FOCALBRIGHT    Ser. No. 78432845   June 10, 2004
      RELIABRIGHT    Ser. No. 78421509   May 19, 2004
      CYBERLUX       Reg. No. 2757137    August 26, 2003


EMPLOYEES

      We currently have 11 full time employees. Our employees are primarily at the executive level based upon our role in coordination of outsource contracts for manufacturing and other production considerations. Currently, there exist no organized labor agreements or union agreements between us and our employees. We have employment agreements with the following executive officers: Donald F. Evans, Chairman and CEO, Mark D. Schmidt, President and COO, Alan H. Ninneman, Senior Vice President and John W. Ringo, Secretary and Corporate Counsel. We believe that our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

      We maintain our principal office at 4625 Creekstone Drive, Suite 100, Research Triangle Park, Durham, North Carolina 27703. Our telephone number at that office is (919) 474-9700 and our facsimile number is (919) 474-9712. We lease 2,405 square feet of office space. The lease expires on December 31, 2008. The monthly rent is $3,457, subject to an annual cost of living increase. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us. We maintain websites at www.cyberlux.com and www.luxSel.com. The information contained on those websites is not deemed to be a part of this annual report.

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

      On January 18, 2002, the Court granted the Defendants' Motion to Dissolve the Injunction. On January 28, 2002, we filed a Motion for Rehearing or Clarification of the Motion to Dissolve. A hearing on our Motion for Rehearing or Clarification of the Motion to Dissolve was scheduled for March 18, 2002, but was cancelled by the Court and has not been rescheduled. In accordance with Florida's Rules of Civil Procedure, when a Motion to dissolve is granted, this order is stayed and the injunction remains in effect until the Court rules on a Motion for Rehearing or Clarification of the Motion to Dissolve. Therefore, the injunction still remains in effect until the Court rules on this Motion.

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

      In order to evaluate this offer, we requested accounting and financial records to verify the representations of Light Technology, Inc. and Rachwal and to attempt to ascertain the value of Light Technology, Inc.. Despite repeated attempts, Light Technology, Inc. and Rachwal were unable to provide adequate, verifiable financial records. Nonetheless, in order allow Light Technology, Inc. and Rachwal to proceed with the development of the emergency light in order to meet the November shipping deadline, we entered into a Letter of Intent with Light Technology, Inc. on June 12, 2000. This Letter of Intent also contained a confidentiality clause protecting our interests. Pursuant to the Letter of Intent we paid Light Technology, Inc. $100,000 to develop a prototype of an emergency storm light and possible acquisition of the assets of Light Technology, Inc. based upon an independent evaluation of the of the worth of the assets. We hired the Sarasota CPA firm, Kerkering, Barbario & Co. to independently do an evaluation of the Light Technology, Inc. assets. Kerkering, Barbario came to the conclusion that Light Technology, Inc. had no verifiable assets of any value. Furthermore, Light Technology, Inc. never developed and produced a working model of the emergency storm light. We incurred meeting and travel expenses of $36,401 associated with Light Technology, Inc. during the period June through December 2000. $43,699 was expended for marketing expense in anticipation of the promised delivery of the light. During this time, we also came into contact with Safe-Light. We had discussions with Safe-Light regarding a potential acquisition, however, there was never a definitive agreement concerning our acquisition of Safe-Light. We also made loans to defendant Safe-Light in the amount of $13,188 to assist in development and marketing of its products based upon the discussions that the assets of Safe-Light would be acquired by us.

      We instituted our complaint against the defendants when we learned, through a local newspaper article that Light Technology, Inc. and Safe-Light had merged and had developed an emergency light. We had confidentiality rights with both companies. The defendants breached their contracts with us by misappropriating trade secrets and we are seeking monetary damages as well injunctive relief to prevent them from capitalizing on the misappropriation of trade secrets. Despite the news article in which Rachwal announced that Light Technology, Inc. had developed an emergency light, he did not object to the injunction stating that he did not have such a light. Our injunction prohibits the defendants from claiming rights to our Storm Light blueprints.

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

      We intend to fully prosecute our claims and actions against the Defendants. We deny the Defendants allegations alleged against us in their counterclaim. This litigation is still in the discovery stage and the ultimate outcome cannot presently be determined. We have incurred approximately $25,000 in legal fees and $15,000 in other litigation-related expenses in connection with this case, however, we have not spent any money this year in connection with this case nor do we intend at this point in spending significant amounts of money going forward since the case has not been active for the last few years.

      On November 17, 2005, we filed a Motion Notice of Dismissal based on lack of prosecution. On January 25, 2006, the Court issued a Final Order of Dismissal.

CASE NO. O5CV3704 - DISTRICT COURT, CITY AND COUNTY OF DENVER, STATE OF COLORADO

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

      On January 26, 2006, the parties signed a Mutual Release and Settlement Agreement amd Stipulation for Dismissal with Prejudice. Under the terms of the Mutual Release and Settlement, we paid Zykronix $50,000 and Zykronix returned our prototypes and design files.

      On February 6, 2006, the Court entered an Order for Dismissal with Prejudice, with Reservation of Limited Jurisdiction for the purpose of enforcing the Mutual Release and Settlement Agreement. The terms of the Mutual Release and Settlement Agreement have been met to the satisfaction of both parties.

INDEX NUMBER: 602727/05 - SUPREME COURT OF THE STATE OF NEW YORK, COUNTY OF NEW YORK

      On July 27, 2005, Alliance Care Services, Inc. d/b/a Alliance Advisors, a New York corporation, filed a complaint against us in the Supreme Court of the State of New York, County of New York, claiming damages in the amount of not less than $500,000 and costs for breach of contract, breach of duty of good faith and fair dealing and unjust enrichment. We entered into an agreement with Alliance Advisors in October 2003 for services to perform, including introduction to investors for the raising of equity capital in exchange for payment of certain fees. We filed our answer on October 4, 2005 denying all claims. This case is currently in discovery. We believe that their claims are without merit and we intend to vigorously defend these claims.

STATEMENT OF CLAIM - ARBITRATION BEFORE THE NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC.

      On October 21, 2005, Greenfield Capital Partners LLC filed a statement of claim against us in arbitration before the National Association of Securities Dealers, Inc. Greenfield claims damages and costs in the amount of $107,000 for breach of contract, fraud, fraudulent concealment and misrepresentation. We entered into an agreement with Greenfield Capital Partners LLC in June 2004 to act as financial advisor in connection with and equity offering. We believe that their claims are without merit and we intend to vigorously defend these claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

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

                           High($)   Low ($)
                           -------   -------

      2004
      First Quarter           0.53      0.19
      Second Quarter          0.85      0.27
      Third Quarter           0.55      0.23
      Fourth Quarter          0.35      0.06

      2005
      First Quarter           0.07      0.02
      Second Quarter          0.20      0.05
      Third Quarter           0.15      0.05
      Fourth Quarter          0.15      0.06

      2006
      First Quarter           0.12      0.06
      Second Quarter (1)      0.08      0.06

(1) As of April 5, 2006


DESCRIPTION OF SECURITIES

COMMON STOCK

      We are authorized to issue up to 700,000,000 shares of common stock, par value $.001. As of March 31, 2006, there were 85,428,735 shares of common stock outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

PREFERRED STOCK

      Our Articles of Incorporation authorize the issuance of 5,000,000 shares of preferred stock, $0.001 par value per share, the designation and rights of which are to be determined by our Board of Directors. Our Board of Directors has authority, without action by the shareholders, to issue all or any portion of the authorized but unissued preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series. We consider it desirable to have preferred stock available to provide increased flexibility in structuring possible future acquisitions and financing and in meeting corporate needs which may arise. If opportunities arise that would make desirable the issuance of preferred stock through either public offering or private placements, the provisions for preferred stock in our Articles of Incorporation would avoid the possible delay and expense of a shareholder's meeting, except as may be required by law or regulatory authorities. Issuance of the preferred stock could result, however, in a series of securities outstanding that will have certain preferences with respect to dividends and liquidation over the common stock which would result in dilution of the income per share and net book value of the common stock.

      Issuance of additional common stock pursuant to any conversion right which may be attached to the terms of any series of preferred stock may also result in dilution of the net income per share and the net book value of the common stock. The specific terms of any series of preferred stock will depend primarily on market conditions, terms of a proposed acquisition or financing, and other factors existing at the time of issuance. Our Board of Directors may issue additional preferred stock in future financing, but has no current plans to do so at this time. The issuance of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

      As of March 31, 2006, we 51.4806 shares of our Series A Convertible Preferred Stock issued and outstanding. Each share is convertible into 50,000 shares of common stock. The Series A Convertible Preferred have the following designations and rights:

Maturity:                    Perpetual Preferred

Dividend:                    12%  per  annum.  The  dividend  shall  be  payable
                             semi-annually in cash or common stock at our option.

Fixed Conversion Price:      The  Series  A  Convertible   Preferred   shall  be
                             convertible into common stock at $0.10 per share.

Stated Value:                $5,000 per share

Mandatory Conversion:        Beginning  180 days  from the  effective  date of a
                             registration  statement,  if the  closing bid price
                             for our common stock  exceeds $1.50 for a period of
                             10  consecutive  trading days, we have the right to
                             force  the   holders  to   convert   the  Series  A
                             Convertible Preferred into common stock at the applicable conversion price.

Limitations on Conversion.   Each holder of the Series A  Convertible  Preferred
                             shares shall not convert the shares into common stock such that the number of shares of common stock issued after the conversion would exceed, when aggregated with all other shares of common stock owned by such holder at such time, in excess of 4.99% of our then issued and outstanding shares of common stock.

No Voting Rights.            The holders of the Series A convertible shares have
                             no voting rights until their shares are converted to common shares.

      The Board of Directors, pursuant to our Articles of Incorporation and By-Laws, authorized Series B Convertible Preferred Stock which was issued to officers and directors in order to convert accrued management fees and other liabilities into 800,000 shares of the Series B Preferred Stock. The Series B Convertible Preferred Stock has the following designations and rights:

Term:                        Perpetual Preferred

Dividend:                    12% per annum

Conversion:                  Each  share of the Series B  Convertible  Preferred
                             Stock may be converted to 10 shares of our common stock at the option of the bearer.

Voting Rights:               Except with respect to transactions  upon which the
                             Series B Preferred  stock shall be entitled to vote
                             separately, the Series B Preferred Stock shall have
                             superior  voting  rights  equal  to ten  times  the
                             number of shares of  Common  Stock  such  holder of
                             Series  B  Preferred   Stock  would   receive  upon
                             conversion  of such  holder's  shares  of  Series B
                             Preferred Stock. The conversion price is $0.10 per share.

OPTIONS

      There are currently options outstanding that have been issued to our officers and directors to purchase 27,513,237 shares of our common stock.

WARRANTS

      In connection with a Securities Purchase Agreement dated September 23, 2004, we issued warrants to purchase 2,250,000 shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.50 per share.

      In connection with a Securities Purchase Agreement dated April 22, 2005, we issued warrants to purchase 25,000,000 shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share.

      In connection with a Securities Purchase Agreement dated October 24, 2005, we issued warrants to purchase 800,000 shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.10 per share.

      In connection with a Securities Purchase Agreement dated December 28, 2005, we issued warrants to purchase 700,000 shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.15 per share.

      In addition, in connection with a private placement offering, we have issued 8,643,064 Series A and 8, 643,064 Series B warrants. The Series A warrants are exercisable at $0.25 per share and the Series B warrants are exercisable at $1.05 per share. The Series A warrants expire on December 31,2006 and the Series B warrants expire in 2008. In addition, we issued Placement Agent warrants to the placement agent in the private placement offering. We issued a total of 100,000 placement agents warrants exercisable at $0.01 per share, 1,550,000 placement agent warrants exercisable at $0.10 per share, 1,550,000 placement agent warrants exercisable at $0.25 per share and 1,550,000 placement agent warrants exercisable at $1.05 per share. All placement agent warrants expire in 2008.

      In addition, we have 58,500 warrants outstanding exercisable at $0.25 per share, which expire in 2008. We have 91,500 warrants outstanding exercisable at $0.10 per share, which expire in 2008. We have 350,000 warrants outstanding exercisable at $0.50 per share, which expire on May 28, 2006.

CONVERTIBLE SECURITIES

      Not including approximately 83,010,628 shares of common stock issuable upon exercise of outstanding options and warrants, approximately 25,939,462 shares of common stock are issuable, based on current market prices, upon conversion of outstanding secured convertible notes issued pursuant to the Securities Purchase Agreement dated September 23, 2004, approximately 50,000,000 shares of common stock are issuable, based on current market prices, upon conversion of outstanding secured convertible notes issued pursuant to the Securities Purchase Agreement dated April 22, 2005. approximately 22,857,143 shares of common stock are issuable, based on current market prices, upon conversion of outstanding secured convertible notes issued pursuant to the Securities Purchase Agreement dated October 24, 2005 and approximately 22,222,222 shares of common stock are issuable, based on current market prices, upon conversion of outstanding secured convertible notes issued pursuant to the Securities Purchase Agreement dated December 28, 2005.

SEPTEMBER 2004 SECURITIES PURCHASE AGREEMENT

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on September 23, 2004 for the sale of (i) $1,500,000 in secured convertible notes, and (ii) warrants to purchase 2,250,000 shares of our common stock. As of March 31, 2006, $597,194.10 of the secured convertible notes has been converted and $902,805.90 remains outstanding.

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

      We have a call option under the terms of the secured convertible notes. The call option provides us with the right to prepay all of the outstanding secured convertible notes at any time, provided we are not in default and our stock is trading at or below $.60 per share. Prepayment of the notes is to be made in cash equal to 150% of the outstanding principal and accrued interest.

      Our right to repay the notes is exercisable on not less than ten trading days prior written notice to the holders of the secured convertible notes. For notice purposes, a trading day is any day on which our common stock is traded for any period on the OTC Bulletin Board. Notwithstanding the notice of prepayment, the holders of the secured convertible notes have the right at all times to convert all or any portion of the secured convertible notes prior to payment of the prepayment amount.

      The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.50 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

APRIL 2005 SECURITIES PURCHASE AGREEMENT

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on April 22, 2005 for the sale of (i) $1,500,000 in secured convertible notes, and (ii) warrants to purchase 25,000,000 shares of our common stock.

      The investors provided us with an aggregate of $1,500,000 as follows:

      o     $600,000 was disbursed on April 22, 2005;

      o     $500,000 was disbursed on May 24, 2005; and

      o     $400,000 was disbursed on July 19, 2005.

      The notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

      o     $0.03; or

      o 50% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

      We have a call option under the terms of the secured convertible notes. The call option provides us with the right to prepay all of the outstanding secured convertible notes at any time, provided we are not in default and our stock is trading at or below $.03 per share. Prepayment of the notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the secured convertible notes; (ii) 135% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the secured convertible notes; and (iii) 150% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the secured convertible notes.

      Our right to repay the notes is exercisable on not less than ten trading days prior written notice to the holders of the secured convertible notes. For notice purposes, a trading day is any day on which our common stock is traded for any period on the OTC Bulletin Board. Notwithstanding the notice of prepayment, the holders of the secured convertible notes have the right at all times to convert all or any portion of the secured convertible notes prior to payment of the prepayment amount.

      We also have a partial call option under the terms of the secured convertible notes in any month in which the current price of our common stock is below $0.03. Under the terms of the partial call option, we have the right to pay the outstanding principal amount of the secured convertible notes plus one-month's interest for that month, which will stay any conversions of the secured convertible notes by the holders for that month. The principal amount of the secured convertible notes to be repaid is determined by dividing the then outstanding principal amount of the notes by the maturity of the notes in months, or 36.

      The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

OCTOBER 2005 STOCK PURCHASE AGREEMENT

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on October 24, 2005, for the sale of (i) $800,000 in secured convertible notes, and (ii) warrants to purchase 800,000 shares of our common stock.

      The notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

      o     $0.06; or

      o 50% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

      We have a call option under the terms of the secured convertible notes. The call option provides us with the right to prepay all of the outstanding secured convertible notes at any time, provided we are not in default and our stock is trading at or below $.03 per share. Prepayment of the notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the secured convertible notes; (ii) 135% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the secured convertible notes; and (iii) 150% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the secured convertible notes.

      Our right to repay the notes is exercisable on not less than ten trading days prior written notice to the holders of the secured convertible notes. For notice purposes, a trading day is any day on which our common stock is traded for any period on the OTC Bulletin Board. Notwithstanding the notice of prepayment, the holders of the secured convertible notes have the right at all times to convert all or any portion of the secured convertible notes prior to payment of the prepayment amount.

      We also have a partial call option under the terms of the secured convertible notes in any month in which the current price of our common stock is below $0.10. Under the terms of the partial call option, we have the right to pay the outstanding principal amount of the secured convertible notes plus one-month's interest for that month, which will stay any conversions of the secured convertible notes by the holders for that month. The principal amount of the secured convertible notes to be repaid is determined by dividing the then outstanding principal amount of the notes by the maturity of the notes in months, or 36.

      The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.10 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

DECEMBER 2005 STOCK PURCHASE AGREEMENT

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on December 28, 2005, for the sale of (i) $700,000 in secured convertible notes, and (ii) warrants to purchase 700,000 shares of our common stock.

      The notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

      o     $0.10; or

      o 35% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

      We have a call option under the terms of the secured convertible notes. The call option provides us with the right to prepay all of the outstanding secured convertible notes at any time, provided we are not in default and our stock is trading at or below $.09 per share. Prepayment of the notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the secured convertible notes; (ii) 135% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the secured convertible notes; and (iii) 150% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the secured convertible notes.

      Our right to repay the notes is exercisable on not less than ten trading days prior written notice to the holders of the secured convertible notes. For notice purposes, a trading day is any day on which our common stock is traded for any period on the OTC Bulletin Board. Notwithstanding the notice of prepayment, the holders of the secured convertible notes have the right at all times to convert all or any portion of the secured convertible notes prior to payment of the prepayment amount.

      We also have a partial call option under the terms of the secured convertible notes in any month in which the current price of our common stock is below $0.13. Under the terms of the partial call option, we have the right to pay the outstanding principal amount of the secured convertible notes plus one-month's interest for that month, which will stay any conversions of the secured convertible notes by the holders for that month. The principal amount of the secured convertible notes to be repaid is determined by dividing the then outstanding principal amount of the notes by the maturity of the notes in months, or 36.

      The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.15 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

MARCH 2006 STOCK PURCHASE AGREEMENT

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on March 27, 2006, for the sale of (i) $500,000 in secured convertible notes, and (ii) warrants to purchase 19,000,000 shares of our common stock.

      The notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

      o     $0.10; or

      o 55% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

      We have a call option under the terms of the secured convertible notes. The call option provides us with the right to prepay all of the outstanding secured convertible notes at any time, provided we are not in default and our stock is trading at or below $.13 per share. Prepayment of the notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the secured convertible notes; (ii) 135% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the secured convertible notes; and (iii) 150% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the secured convertible notes.

      Our right to repay the notes is exercisable on not less than ten trading days prior written notice to the holders of the secured convertible notes. For notice purposes, a trading day is any day on which our common stock is traded for any period on the OTC Bulletin Board. Notwithstanding the notice of prepayment, the holders of the secured convertible notes have the right at all times to convert all or any portion of the secured convertible notes prior to payment of the prepayment amount.

      We also have a partial call option under the terms of the secured convertible notes in any month in which the current price of our common stock is below $0.13. Under the terms of the partial call option, we have the right to pay the outstanding principal amount of the secured convertible notes plus one-month's interest for that month, which will stay any conversions of the secured convertible notes by the holders for that month. The principal amount of the secured convertible notes to be repaid is determined by dividing the then outstanding principal amount of the notes by the maturity of the notes in months, or 36.

      The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.10 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

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

RECENT SALES OF UNREGISTERED SECURITIES

      During the three months ended December 31, 2005, we issued 325,000 shares of common stock upon conversion of 6.5 shares of Class A preferred stock.

      In October 2005, we issued 400,000 shares of common stock at $0.07 per share in exchange for services rendered.

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC on October 24, 2005 for the sale of (i) $800,000 in secured convertible notes and (ii) warrants to buy 800,000 shares of our common stock.

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

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC on December 28, 2005 for the sale of (i) $700,000 in secured convertible notes and (ii) warrants to buy 700,000 shares of our common stock.

      The secured convertible notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.10 or (ii) 55% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.12 per share. In addition the warrants exercise price gets adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of this warrant.

      In December 2005, we issued 333,333 shares of common stock at $0.09 per share in exchange for services rendered.

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

      In June of 2005, we completed the development of the Keon(TM) KeyCap, a new product designed to provide consumers with a long-lasting, slender sleeve of electronics that turns a standard key into a lighting device. The patented Keon(TM) KeyCap is the practical lighting solution for every consumer who carries keys. Each Keon(TM) is a sturdy elastic surround that fits standard key heads and features an electronics package that focuses a bright diodaltm beam of light down the key shaft. When its miniaturized button is depressed, the Keon(TM) directs light precisely into the intended keyhole or other targeted surfaces. We anticipate supply and sales will begin on the Keon(TM) in the third quarter of 2005.

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

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 COMPARED.

      Revenues for the year ended December 31, 2005 were $54,523. This compares to revenues of $23,803 for the year ended December 31, 2004.

      Cost of goods sold were $235,767 for 2005 compared with $160,260 for 2004. Much of the design effort on the ELS product was costed into the product installation for the City of Cleveland.

      Operating expenses for the year ended December 31, 2005 were $2,911,761 compared with $3,364,159 for the year ended December 31, 2004. Included in expenses for 2005 was $217,798 for consulting services compared with $1,382,387 for the previous year. Most of this expense was the result of issuing common stock of the Company, recorded at the market price on the date of the awards, in lieu of cash payments. The services provided included product design, market development and capital fund-raising services.

                         MARKET        FUND           SERVICES
                       DEVELOPMENT    RAISING         PERFORMED
                       -----------   ---------   --------------------
CASH PAYMENTS

Dan Neustedter              645.00               Business Development
Geiger & Associates      15,000.00               Business Development
K3 Enterprises, Inc.      3,660.00               Business Development

STOCK PAYMENTS

Michael Goldberg         21,000.00               Legal Services
Robert Rubin              3,000.00               Business Development
Jay Isley                 5,000.00               Engineering
3CD Consulting, Inc.     97,000.00               Business Development
Sichenzia Ross etal                  58,333.30   Legal Services
Warrants Jay Isley       14,160.00               Engineering

                        159,465.00   58,333.30

                                           For the
                                         Years Ended
                                   12/31/2005   12/31/2004
                                   ----------   ----------
Salaries & benefits                 1,046,548      977,529
Marketing and advertising             276,714      109,651
Rent                                   52,706       35,954
Insurance                              55,257        8,389
Depreciation and amortization          25,769       47,686
Impairment Loss                        30,544            0
Research and development              499,618      391,421
Legal expense                         229,175       64,229
Accounting services                   146,901       63,915
Investor relations                     27,758       62,354
Travel, living and entertainment      150,909      167,035
Office expenses                       152,064       53,609
    TOTAL                           2,693,963    1,981,772


      Operating expenses for 2005 also include $499,618 representing costs incurred in the design and pre-production of three products to be marketed during the second quarter of 2005. Accounting practices have historically attempted to match revenues and costs; however, in compliance with the requirements of FASB number 2, we have taken these costs to expense during the year 2005.

      Interest expense for 2005 was $1,623,781 compared to $325,840 for 2004. Included in interest expense for 2005 is $1,206,487 which was booked to recognize the imbedded beneficial conversion feature of the $4,500,000 convertible notes payable entered into during the 3rd and 4th quarters of 2004 and 2005.

      The net loss realized for 2005 was $9,410,657, or $0.17 per share on an average of 54,490,102 shares outstanding and compares to net income of $3,103,049, or $0.19 per share on an average of 16,701,174 shares outstanding for the year 2004.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2005, we had a working capital deficit of $1,483,902. As a result of our operating losses for the year ended December 31. 2005, we generated a cash flow deficit of $2,663,417 from operating activities. Cash flows used in investing activities was $45,884 during the year ended December 31, 2005. We met our cash requirements during this period through the issuance of $3,000,000 Convertible Notes Payable.

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

      Our independent certified public accountant has stated in their report, dated as of March 16, 2006, that we have incurred operating losses and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

October 2005 Stock Purchase Agreement
-------------------------------------

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on October 24, 2005, for the sale of (i) 800,000 in secured convertible notes, and (ii) warrants to purchase 800,000 shares of our common stock. The investors purchased all of the secured convertible notes on Octrober 24, 2005.

      The proceeds received from the sale of the secured convertible notes were used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

      The secured convertible notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.06 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.10 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. As of the date of this filing, the conversion price for the secured convertible debentures and the exercise price of the warrants have not been adjusted. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

December 2005 Stock Purchase Agreement
--------------------------------------

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on December 28, 2005, for the sale of (i) $700,000 in secured convertible notes, and (ii) warrants to purchase 700,000 shares of our common stock. The investors purchased all of the secured convertible notes on Octrober 24, 2005.

      The proceeds received from the sale of the secured convertible notes were used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

      The secured convertible notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.10 or (ii) 35% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.15 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. As of the date of this filing, the conversion price for the secured convertible debentures and the exercise price of the warrants have not been adjusted. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

March 2006 Stock Purchase Agreement
-----------------------------------

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on March 27, 2006, for the sale of (i) $500,000 in secured convertible notes, and (ii) warrants to purchase 19,000,000 shares of our common stock. The investors purchased all of the secured convertible notes on March 27, 2006.

      The proceeds received from the sale of the secured convertible notes were used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

      The secured convertible notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.10 or (ii) 55% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.10 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. As of the date of this filing, the conversion price for the secured convertible debentures and the exercise price of the warrants have not been adjusted. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

March 2006 Loan
---------------

      On March 30, 2006 we entered into a financing agreement with the International Capital Group, LLC whereby our Directors pledged 4,000,000 shares of their personal common stock as collateral for a loan in the amount of $152,400. The loan carries an interest rate of 4.99% payable quarterly and has a maturity of March 31, 2009.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

      Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

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

PRODUCT RESEARCH AND DEVELOPMENT

      We anticipate continuing to incur research and development expenditures in connection with the development of our Advanced Ilumination Systems during the next twelve months. We anticipate that we will expend approximately $800,000 in this endeavor.

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

RISKS RELATING TO OUR BUSINESS:
-------------------------------

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

      We incurred a net loss of $9,410,657 for the year ended December 31, 2005 compared to a net income of $3,103,049 for the year ended December 31, 2004. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

      We will require additional funds to sustain and expand our sales and marketing activities. We anticipate that we will require up to approximately $4 million to fund our continued operations for the next twelve months, depending on revenue from operations. We need additional funding for for research and development, increasing inventory, marketing and general and administrative expenses. Although this amount is less than our net losses in the past, we expect to decrease our general and administrative expenses by eliminating most of our consulting fees. In the event that we cannot significantly reduce our consulting fees, we will need to raise additional funds to continue our operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

      In their report dated March 16, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses for the year ended December 31, 2005 in the amount of $9,410,657. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

      We have issued 800,000 shares of Series B Convertible Preferred Stock to our officers and directors which are convertible into 8 million shares of common stock and, in the aggregate, have the right to cast 80 million votes in any vote by our shareholders. Combined with the number of shares of common stock held by our officers and directors, they have the right to cast approximately 50.3% of all votes by our shareholders. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

RISKS RELATING TO OUR CURRENT FINANCING ARRANGEMENT:
----------------------------------------------------

THERE ARE A LARGE NUMBER OF SHARES UNDERLYING OUR SECURED CONVERTIBLE NOTES AND WARRANTS THAT MAY BE AVAILABLE FOR FUTURE SALE AND THE SALE OF THESE SHARES MAY DEPRESS THE MARKET PRICE OF OUR COMMON STOCK.

      As of March 31, 2006, we had 85,428,735 shares of common stock issued and outstanding, secured convertible notes outstanding pursuant to our securities purchase agreements dated September 23, 2004, April 22, 2005, October 24, 2005 and December 28, 2005 that may be converted into an estimated 25,939,462, 50,000,000, 22,857,143 and 22,222,222 shares of common stock at current market prices, respectively, and outstanding warrants pursuant to our securities purchase agreements dated September 23, 2004, April 22, 2005, October 24, 2005 and December 28, 2005, to purchase 2,250,000, 25,000,000, 800,000 and 700,000 shares of common stock, respectively. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes issued pursuant to the securities purchase agreements dated September 23, 2004, April 22, 2005, October 24, 2005 and December 28, 2005 may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the secured convertible notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES COULD REQUIRE US TO ISSUE A SUBSTANTIALLY GREATER NUMBER OF SHARES, WHICH WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

      Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of March 31, 2006 of $0.07.

SEPTEMBER 2004, APRIL 2005 AND OCTOBER 2005 SECURED CONVERTIBLE NOTES, COMBINED
-------------------------------------------------------------------------------

                                            Number      % of
% Below    Price Per   With Discount     of Shares   Outstanding
Market       Share        at 50%          Issuable      Stock
-------    ---------   -------------   -----------   -----------
25%        $   .0525   $      .02625   122,204,997         58.86%
50%        $    .035   $       .0175   183,307,495         68.21%
75%        $   .0175   $      .00875   366,614,990         81.10%


DECEMBER 2005 SECURED CONVERTIBLE NOTES
---------------------------------------

            Number                        % of
% Below    Price Per   With Discount   of Shares    Outstanding
Market       Share        at 55%        Issuable       Stock
-------    ---------   -------------   ----------   -----------
25%        $   .0525   $     .023625   29,629,630         25.75%
50%        $    .035   $      .01575   44,444,445         34.22%
75%        $   .0175   $     .007875   88,888,889         50.99%

      As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

THE CONTINUOUSLY ADJUSTABLE CONVERSION PRICE FEATURE OF OUR SECURED CONVERTIBLE NOTES MAY HAVE A DEPRESSIVE EFFECT ON THE PRICE OF OUR COMMON STOCK.

      The secured convertible notes issued in September 2004, April 2005 and October 2005 are convertible into shares of our common stock at a 50% discount to the trading price of the common stock prior to the conversion. The secured convertible notes issued in December 2005 are convertible into shares of our common stock at a 65% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholders convert and sell material amounts of common stock could have an adverse effect on our stock price. In addition, not only the sale of shares issued upon conversion or exercise of secured convertible notes, series B convertible preferred stock and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

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

IN THE EVENT THAT OUR STOCK PRICE DECLINES, THE SHARES OF COMMON STOCK ALLOCATED FOR CONVERSION OF THE SECURED CONVERTIBLE NOTES AND REGISTERED PURSUANT TO THIS REGISTRATION STATEMENT MAY NOT BE ADEQUATE AND WE MAY BE REQUIRED TO FILE A SUBSEQUENT REGISTRATION STATEMENT COVERING ADDITIONAL SHARES. IF THE SHARES WE HAVE ALLOCATED AND ARE REGISTERING HEREWITH ARE NOT ADEQUATE AND WE ARE REQUIRED TO FILE AN ADDITIONAL REGISTRATION STATEMENT, WE MAY INCUR SUBSTANTIAL COSTS IN CONNECTION THEREWITH.

      Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the secured convertible notes, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the secured convertible notes. Accordingly, we have allocated and registered 300,000,000 shares to cover the conversion of the secured convertible notes. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the secured convertible notes and are registering hereunder may not be adequate. If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

IF WE ARE REQUIRED FOR ANY REASON TO REPAY OUR OUTSTANDING SECURED CONVERTIBLE NOTES, WE WOULD BE REQUIRED TO DEPLETE OUR WORKING CAPITAL, IF AVAILABLE, OR RAISE ADDITIONAL FUNDS. OUR FAILURE TO REPAY THE SECURED CONVERTIBLE NOTES, IF REQUIRED, COULD RESULT IN LEGAL ACTION AGAINST US, WHICH COULD REQUIRE THE SALE OF SUBSTANTIAL ASSETS.

      In September 2004, we entered into a Securities Purchase Agreement for the sale of an aggregate of $1,500,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 10% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In April 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $1,500,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 10% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In October 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $800,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 10% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In December 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $700,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default under our secured convertible notes issued pursuant to our September 2004, April 2005, October 2005 or December 2005 securities purchase agreements, such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

RISKS RELATING TO OUR COMMON STOCK:
-----------------------------------

WE HAVE ISSUED A LARGE AMOUNT OF STOCK IN LIEU OF CASH FOR PAYMENT OF EXPENSES AND EXPECT TO CONTINUE THIS PRACTICE IN THE FUTURE. SUCH ISSUANCES OF STOCK WILL CAUSE DILUTION TO OUR EXISTING STOCKHOLDERS.

      Due to our limited economic resources, we try to issue stock in lieu of cash for payment of expenses and services provided for us. In 2005, we issued 2,783,333 shares of common stock in exchange for expenses and services rendered. We anticipate issuing shares of common stock whenever possible in lieu of cash to conserve our financial position. The number of shares of common stock issued is directly related to our stock price at the time of issuance. In the event that our stock price drops, we will be required to issue larger amounts of shares for expenses and services rendered, if the other party is willing to accept stock at all. The issuance of shares of common stock will have the effect of diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

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

ITEM 7. FINANCIAL STATEMENTS

                              CYBERLUX CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------

Report of Independent Registered Certified Public Accounting Firm         F-1
Balance Sheets as of December 31, 2005 and 2004                           F-2

Statements of Operations  for the years ended December 31, 2005
  and 2004                                                                F-3

Statement of Deficiency in Stockholders' Equity for the two years
  ended December 31, 2005                                                 F-4

Statements of Cash Flows for the years ended December 31, 2005
  and 2004                                                                F-5

Notes to  Financial Statements                                        F-6 - F-27

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

        REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
        -----------------------------------------------------------------

To the Board of Directors
Cyberlux Corporation
Durham, North Carolina

We have audited the accompanying balance sheets of Cyberlux Corporation (the "Company"), as of December 31, 2005 and 2004 and the related statements of losses, deficiency in stockholders' equity, and cash flows for each of the two years ended December 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the two years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in the Note N to the financial statements, the Company restated the balance sheets as of December 31, 2004 and 2003 and related statement of operations, cash flow and deficiency in stockholders' equity for the years then ended.

                             /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                             --------------------------------------------
                                 Russell Bedford Stefanou Mirchandani LLP
                                 Certified Public Accountants

New York, NY
March 16, 2006

                              CYBERLUX CORPORATION
                                 BALANCE SHEETS

                                                                                                      December 31,
                                                                                               2005                    2004
                                                                                       --------------------    --------------------
                                                                                                               (As restated-Note N)
                                                                                                               --------------------

                                     ASSETS

Current assets:
Cash and cash equivalents                                                              $            475,656    $            415,375
Accounts receivable, net of allowance for doubtful accounts of $0 (Note A)                            9,424                      --
Inventories, net of allowance of $110,821 and $0, respectively (Note A)                             338,097                      --
Other current assets                                                                                 42,813                  68,404
                                                                                       --------------------    --------------------
        Total current assets                                                                        865,991                 483,779

Property, plant and equipment, net of accumulated depreciation of $118,105
  and $92,335 as of December 31, 2005 and 2004, respectively (Note B)                                63,133                  43,018

Other Assets:
Patents (Note A)                                                                                         --                  30,544
                                                                                       --------------------    --------------------

                                                                                       $            929,124    $            557,341
                                                                                       ====================    ====================

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable (Note C)                                                              $            657,929    $            176,094
Accrued liabilities (Note C)                                                                        782,586                 325,969
Short-term notes payable - related parties (Note H)                                                 366,594                 399,080
Short-term notes payable (Note D)                                                                   542,783                  27,500
                                                                                       --------------------    --------------------
        Total current liabilities                                                                 2,349,893                 928,643
                                                                                       --------------------    --------------------

Long-term liabilities:

Notes payable (Note D)                                                                              351,418                  80,822
Derivative liability relating to convertible debentures (Note D)                                  6,809,449               1,490,576
Warrant liability relating to convertible debentures (Note E)                                     3,352,026               1,185,245
                                                                                       --------------------    --------------------
        Total long-term liabilities                                                              10,512,893               2,756,643
                                                                                       --------------------    --------------------
Total liabilities                                                                                12,862,786               3,685,286
                                                                                       --------------------    --------------------

Commitments and contingencies
Series A  convertible preferred stock,  $0.001 par value, 200 shares designated;
  59.8606 and 151.8606 shares issued and outstanding as of December 31,
  2005 and 2004, respectively (Note F)                                                              299,303                 759,303
                                                                                       --------------------    --------------------
DEFICIENCY IN STOCKHOLDERS' EQUITY (Note F)
Series B convertible preferred stock, $0.001 par value, 800,000 shares
  designated, 800,000 shares issued and outstanding as of December 31, 2005 and 2004                    800                     800
Common stock, $0.001 par value, 300,000,000 shares authorized, 75,608,334 and
  23,770,233 shares issued and outstanding as of December 31, 2005 and 2004,
  respectively                                                                                       75,607                  23,770
Additional paid-in capital                                                                        6,382,570               5,369,466
Accumulated deficit                                                                             (18,691,941)             (9,281,284)
                                                                                       --------------------    --------------------
Deficiency in stockholders' equity                                                              (12,232,964)             (3,887,248)
                                                                                       --------------------    --------------------

                                                                                       $            929,124    $            557,341
                                                                                       ====================    ====================

    The accompanying notes are an integral part of these financial statements

                              CYBERLUX CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                                               Year ended December 31,
                                                                                            2005                    2004
                                                                                    --------------------    --------------------
                                                                                                            (As restated-Note N)

REVENUES:
Net sales                                                                           $             54,523    $             23,803
Cost of goods sold                                                                              (235,767)               (160,260)
                                                                                    --------------------    --------------------
    Gross (loss)                                                                                (181,245)               (136,457)
                                                                                    --------------------    --------------------

OPERATING EXPENSES:
Depreciation and amortization                                                                     25,769                  47,686
Impairment loss (Note A)                                                                          30,544                      --
Research and development                                                                         499,618                 391,421
General and administrative expenses                                                            2,355,830               2,925,052
                                                                                    --------------------    --------------------
Total operating expenses                                                                       2,911,761               3,364,159
                                                                                    --------------------    --------------------

(LOSS) FROM OPERATIONS:                                                                       (3,093,006)             (3,500,616)

Other income (expense)
Unrealized gain (loss) relating to adjustment of derivative and warrant liability
  to fair value of underlying securities (Note D and E)                                       (4,485,654)              7,922,926
Interest income                                                                                      349                     282
Interest expense                                                                              (1,623,781)               (325,840)
Debt acquisition costs                                                                          (208,565)               (193,703)
                                                                                    --------------------    --------------------

Net income/(loss) before provision for income taxes
  and preferred dividend                                                                      (9,410,657)              3,903,049

Preferred dividend-beneficial conversion discount on convertible preferred-                                             (800,000)

Income taxes (benefit)                                                                                --                      --
                                                                                    --------------------    --------------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                                  $         (9,410,657)   $          3,103,049
                                                                                    ====================    ====================

Weighted average number of common shares outstanding, basic                                   54,490,102              16,701,174
                                                                                    ====================    ====================

Weighted average number of common shares outstanding, fully diluted                          211,355,239              48,201,174
                                                                                    ====================    ====================

Net income/(loss) per share - basic (Note J)                                        $              (0.17)   $               0.19
                                                                                    ====================    ====================

Net income/(loss) per share - fully diluted (Note J)                                $              (0.17)   $               0.06
                                                                                    ====================    ====================

Preferred dividend                                                                  $             96,000    $             96,000
                                                                                    ====================    ====================

    The accompanying notes are an integral part of these financial statements

                              CYBERLUX CORPORATION
                 STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                      Series B
                                                     Convertible
                                                      Preferred
                                                  -----------------                                  Additional        Stock
                                                             Stock      Common       Common Stock      Paid in      Subscription
                                                  Shares    Amount      Shares          Amount         Capital       Receivable
                                                  -------   -------   -----------    ------------    -----------    ------------
Balance as of January 1, 2004-As restated
(Note N)                                               --   $    --     8,049,141    $      8,049    $ 1,174,096    $   (276,186)

Preferred stock, Class B, issued in January,
2004 as compensation for management fees at
$1.00 per share                                   800,000       800            --              --        799,200              --

Collected balance due from stock subscription          --        --            --              --             --         276,186

Common stock issued in January, 2004 in
exchange for services rendered at $0.37 per
share                                                  --        --     2,585,000           2,585        953,865              --

Common stock issued in January, 2004 for
settlement of debt at $0.25 per share                  --        --       110,764             111         27,580              --

Common stock issued in March, 2004 in
exchange for services rendered at $0.21 per
share                                                  --        --     1,200,000           1,200        250,800              --

Common stock cancelled with return of
collateral deposit with factor                         --        --      (450,000)           (450)       (89,550)             --

Sale of common stock in May, 2004 at $0.10
per share                                              --        --     5,310,000           5,310        525,690              --

Common stock issued in May, 2004 for
settlement of debt at $0.10 per share                  --        --        50,000              50          4,950              --

Common stock issued in June, 2004 in
exchange for services rendered at $0.08 per
share                                                  --        --     1,760,000           1,760        129,600              --

Common stock subscription received                     --        --            --              --             --          22,500

Common stock issued in July, 2004 in
exchange for services rendered at $0.40 per
share                                                  --        --       100,000             100         39,900              --

Common stock issued in July, 2004 as payment
of stock subscription                                  --        --       100,000             100          9,900         (10,000)

Common stock issued in July, 2004 in
connection with conversion of preferred
stock, Class A                                         --        --       200,000             200         19,800              --

Common stock issued in August, 2004 in
connection with exercise of warrants at
$0.25 per share                                        --        --       701,000             701        174,549         (12,500)

Common stock issued September, 2004 in
connection with exercise of warrants at
$0.25 per share                                        --        --       200,000             200         49,800              --

Common stock issued in October, 2004 for
services rendered at $0.25 per share                   --        --       690,000             690        171,810              --

Common stock issued in October, 2004 as
settlement of debt at $0.15 per share                  --        --       140,019             140         20,869              --

Common stock issued in November, 2004 as
payment towards convertible debentures                 --        --     1,035,221           1,035        107,663              --

Common stock issued in December, 2004, as
payment towards convertible debentures                 --        --     1,035,221           1,035         35,197              --

Common stock issued in December, 2004 to
preferred stockholders, class A as
registration rights penalty                            --        --       203,867             204         89,497              --

Common stock issued in December, 2004 in
connection with conversion of preferred
stock, Class A                                         --        --       750,000             750         74,250              --

Beneficial conversion feature of convertible
debenture                                              --        --            --              --        800,000              --

Net Income                                             --        --            --              --             --              --
                                                  -------   -------   -----------    ------------    -----------    ------------
Balance December 31, 2004:-(as restated-Note N)   800,000   $   800    23,770,233    $     23,770    $ 5,369,466    $         --

Common stock issued in January, 2005 in
connection with conversion of preferred
stock, Class A                                         --        --     1,675,000           1,675        165,825              --

Common stock issued in January, 2005 as
payment towards convertible debentures                 --        --     2,070,442           2,070         37,578              --

Common stock issued in February, 2005 in
connection with conversion of preferred
stock, Class A                                         --        --       250,000             250         24,750              --

Common stock issued in February, 2005 as
payment towards convertible debentures                 --        --     1,035,221           1,035          8,106              --

Common stock issued in March, 2005 as
payment towards convertible debentures                 --        --     2,070,442           2,071         22,165              --

Common stock issued in April, 2005 in
connection with conversion of preferred
stock, Class A                                         --        --       250,000             250         24,750              --

Common stock issued in April, 2005 for
services rendered at $0.3 per share                    --        --       800,000             800         23,200              --

Common stock issued in April, 2005 as
payment towards convertible debentures                 --        --     2,070,442           2,070         21,533              --

Common stock issued in May, 2005 as payment
towards convertible debentures                         --        --    10,535,221          10,535         86,405              --

Common stock issued in May, 2005 in
connection with conversion of preferred
stock, Class A                                         --        --     1,075,000           1,075        106,425              --

Common stock issued in June, 2005 in
exchange for services rendered at $0.02 per
share                                                  --        --       250,000             250          4,750              --

Common stock issued in June, 2005 as payment
towards convertible debentures                         --        --    17,100,000          17,100        128,570              --

Common stock issued in July, 2005 as payment
towards convertible debentures                         --        --     9,573,000           9,573         71,798              --

Common stock issued in July, 2005 in
connection with conversion of preferred
stock, Class A                                         --        --       775,000             775         76,725              --

Common stock issued in August, 2005 in
exchange for services rendered at $0.097 per
share                                                  --        --     1,000,000           1,000         96,000              --

Common stock issued in September, 2005 in
connection with conversion of preferred
stock, Class A                                         --        --       250,000             250         24,750              --

Common stock issued in October, 2005 in
exchange for services rendered at $0.07 per
share                                                  --        --       400,000             400         27,600              --

Common stock issued in October, 2005 in
connection with conversion of preferred
stock, Class A                                         --        --       125,000             125         12,375              --

Common stock issued in November, 2005 in
connection with conversion of preferred
stock, Class A                                         --        --       200,000             200         19,800              --

Common stock issued in December, 2005 in
exchange for services rendered at $0.091 per
share                                                                     333,333             333         30,000

Net loss                                                                       --              --             --              --
                                                  -------   -------   -----------    ------------    -----------    ------------
BALANCE AS OF DECEMBER 31, 2005                   800,000   $   800    75,608,334    $     75,607    $ 6,382,570    $         --
                                                  =======   =======   ===========    ============    ===========    ============
                                                                       Total
                                                                  (Deficiency in)
                                                  Accumulated      Stockholders'
                                                    Deficit           Equity
                                                  ------------    ---------------
Balance as of January 1, 2004-As restated
(Note N)                                          $(12,384,333)   $   (11,478,374)

Preferred stock, Class B, issued in January,
2004 as compensation for management fees at
$1.00 per share                                             --            800,000

Collected balance due from stock subscription               --            276,186

Common stock issued in January, 2004 in
exchange for services rendered at $0.37 per
share                                                       --            956,450

Common stock issued in January, 2004 for
settlement of debt at $0.25 per share                       --             27,691

Common stock issued in March, 2004 in
exchange for services rendered at $0.21 per
share                                                       --            252,000

Common stock cancelled with return of
collateral deposit with factor                              --            (90,000)

Sale of common stock in May, 2004 at $0.10
per share                                                   --            531,000

Common stock issued in May, 2004 for
settlement of debt at $0.10 per share                       --              5,000

Common stock issued in June, 2004 in
exchange for services rendered at $0.08 per
share                                                       --            131,360

Common stock subscription received                          --             22,500

Common stock issued in July, 2004 in
exchange for services rendered at $0.40 per
share                                                       --             40,000

Common stock issued in July, 2004 as payment
of stock subscription                                       --                 --

Common stock issued in July, 2004 in
connection with conversion of preferred
stock, Class A                                              --             20,000

Common stock issued in August, 2004 in
connection with exercise of warrants at
$0.25 per share                                             --            162,750

Common stock issued September, 2004 in
connection with exercise of warrants at
$0.25 per share                                             --             50,000

Common stock issued in October, 2004 for
services rendered at $0.25 per share                        --            172,500

Common stock issued in October, 2004 as
settlement of debt at $0.15 per share                       --             21,009

Common stock issued in November, 2004 as
payment towards convertible debentures                      --            108,698

Common stock issued in December, 2004, as
payment towards convertible debentures                      --             36,232

Common stock issued in December, 2004 to
preferred stockholders, class A as
registration rights penalty                                 --             89,701

Common stock issued in December, 2004 in
connection with conversion of preferred
stock, Class A                                              --             75,000

Beneficial conversion feature of convertible
debenture                                                   --            800,000

Net Income                                           3,103,049          3,103,049
                                                  ------------    ---------------
Balance December 31, 2004:-(as restated-Note N)   $ (9,281,284)   $    (3,887,248)

Common stock issued in January, 2005 in
connection with conversion of preferred
stock, Class A                                              --            167,500

Common stock issued in January, 2005 as
payment towards convertible debentures                      --             39,648

Common stock issued in February, 2005 in
connection with conversion of preferred
stock, Class A                                              --             25,000

Common stock issued in February, 2005 as
payment towards convertible debentures                      --              9,141

Common stock issued in March, 2005 as
payment towards convertible debentures                      --             24,236

Common stock issued in April, 2005 in
connection with conversion of preferred
stock, Class A                                              --             25,000

Common stock issued in April, 2005 for
services rendered at $0.3 per share                         --             24,000

Common stock issued in April, 2005 as
payment towards convertible debentures                      --             23,603

Common stock issued in May, 2005 as payment
towards convertible debentures                              --             96,940

Common stock issued in May, 2005 in
connection with conversion of preferred
stock, Class A                                              --            107,500

Common stock issued in June, 2005 in
exchange for services rendered at $0.02 per
share                                                       --              5,000

Common stock issued in June, 2005 as payment
towards convertible debentures                              --            145,670

Common stock issued in July, 2005 as payment
towards convertible debentures                              --             81,371

Common stock issued in July, 2005 in
connection with conversion of preferred
stock, Class A                                              --             77,500

Common stock issued in August, 2005 in
exchange for services rendered at $0.097 per
share                                                       --             97,000

Common stock issued in September, 2005 in
connection with conversion of preferred
stock, Class A                                              --             25,000

Common stock issued in October, 2005 in
exchange for services rendered at $0.07 per
share                                                       --             28,000

Common stock issued in October, 2005 in
connection with conversion of preferred
stock, Class A                                              --             12,500

Common stock issued in November, 2005 in
connection with conversion of preferred
stock, Class A                                              --             20,000

Common stock issued in December, 2005 in
exchange for services rendered at $0.091 per
share                                                                      30,333

Net loss                                            (9,410,657)        (9,410,657)
                                                  ------------    ---------------
BALANCE AS OF DECEMBER 31, 2005                   $(18,691,941)   $   (12,232,964)
                                                  ============    ===============

    The accompanying notes are an integral part of these financial statements

                              CYBERLUX CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                           For the Year Ended
                                                                                      2005                    2004
                                                                              --------------------    --------------------
                                                                                                      (As restated-Note N)
                                                                                                      --------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to common stockholders                            $         (9,410,657)   $          3,103,049
Adjustments to net income (loss) to net cash used on operating activities:
Depreciation and amortization                                                               25,769                  47,686
Unrealized (gain)/loss related to the adjustment of derivative and warranty
  liability to fair value of underlying securities                                       4,485,654              (7,922,926)
Impairment of patent costs                                                                  30,544
Preferred dividend-beneficial conversion feature                                           800,000
Common stock options issued in connection with services rendered                                --                      --
Common stock issued for previously incurred debt                                                --                 288,326
Common stock  issued as payment in settlement of debt                                      420,608                 144,931
Common stock issued (canceled) for factoring deposit                                            --                 (90,000)
Common stock issued in connection with services rendered                                   184,333               1,552,307
Preferred stock issued as payment for accrued management fees                                   --                 723,670
Preferred stock issued for previously incurred debt                                             --                  76,330
Warrants issued in connection with services rendered                                            --                      --
Accretion of convertible notes payable                                                     785,879                  80,822
(Increase) decrease in:
Deposits                                                                                        --                 236,000
Accounts receivable                                                                         (9,424)                     --
Inventories                                                                               (338,097)                     --
Prepaid expenses                                                                            25,590                 (68,404)
Other assets                                                                                    --                 (30,544)
Increase (decrease) in:
Accrued interest                                                                           307,433                      --
Accrued liabilities                                                                        347,115                 389,781
Management fee payable-related party                                                            --                (996,508)
Other accounts payable                                                                     481,836                (120,293)
                                                                              --------------------    --------------------
     Net cash (used in) operating activities                                            (2,663,417)             (1,785,773)
                                                                              --------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets                                                                (45,884)                (21,859)
                                                                              --------------------    --------------------
     Net cash (used in) investing activities                                               (45,884)                (21,859)
                                                                              --------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of short-term notes payable, net                                                       --                (292,500)
(Payments of ) proceeds from short-term notes payable-shareholders, net                    (32,485)                191,235
Proceeds from issuance of convertible notes payable                                      2,802,067               1,186,281
Proceeds from issuance of preferred stock                                                       --                  79,308
Proceeds from issuance of commons stock subscription                                            --                 276,186
Proceeds from issuance of common stock                                                          --                 766,250
                                                                              --------------------    --------------------
     Net cash provided by financing activities                                           2,769,582               2,206,760
                                                                              --------------------    --------------------
Net increase in cash and cash equivalents                                                   60,281                 399,128
Cash and cash equivalents at beginning of period                                           415,375                  16,247
                                                                              --------------------    --------------------
Cash and cash equivalents at end of period                                    $            475,656    $            415,375
                                                                              ====================    ====================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                      $             87,044    $             75,103
Cash paid during the period for taxes                                                           --                      --

NON CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain)/loss related to the adjustment of derivative and warranty
  liability to fair value of underlying securities                                       4,485,654              (7,922,926)
Common stock options issued in connection with services rendered                                --                      --
Common stock issued in connection with services rendered                                   184,333               1,552,307
Common stock issued for previously incurred debt                                                --                 288,326
Common stock issued in settlement of debt                                                  420,608                 144,931
Common stock issued (canceled) for factoring deposit                                            --                 (90,000)
Convertible preferred shares issued for accrued management fees                                 --                 723,670
Convertible preferred shares issued for note payable and accrued interest                       --                  76,330
Warrants issued in connection with financing                                               757,366                      --
Warrants issued to consultants for services                                                 14,160                 349,173

    The accompanying notes are an integral part of these financial statements

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES
-------------------------------------

GENERAL

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

BUSINESS AND BASIS OF PRESENTATION

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Untill December 31, 2004, the Company was a development state enterprise as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises ("SFAS No.7"). The Company
develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2005, the Company has accumulated losses of $18,641,941.

REVENUE RECOGNITION

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2005 and 2004, the Company did not have any defer revenue.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

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

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

The Company translates the foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency translation gains and losses are included in the statement of operations.

INVENTORIES

Inventories are stated at the lower of cost or market determined by the average cost method. The Company provides inventory allowances based on estimates of obsolete inventories. Inventories consist of products available for sale to distributors and customers as well as raw material.

Components of inventories as of December 31, 2005 and 2004 are as follows:

                                             2005         2004
                                          ---------    ---------
Component parts                           $ 223,299    $      --
Finished goods                              225,619           --
                                          ---------    ---------
                                            448,918           --
Less:  allowance for obsolete inventory    (110,821)         (--)
                                          ---------    ---------
                                          $ 338,097    $      --
                                          =========    =========

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Furniture and fixtures       7 years
Office equipment             3 to 5 years
Manufacturing equipment      3 years

ADVERTISING COSTS

The Company expenses all costs of marketing and advertising as incurred. Marketing and advertising costs totaled $276,714 and $100,132 for the year ended December 31, 2005 and 2004, respectively.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company expenditures were $499,618 and $391,421 on research and product development for the year ended December 31, 2005 and 2004, respectively. 14.

RECLASSIFICATION

Certain reclassifications have been made to prior periods' data to conform to the current presentation. These reclassifications had no effect on reported losses.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005and 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At December 31, 2005 and 2004, allowance for doubtful receivable was $0.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION:

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both armua1 and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No.25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No.148 in its financial reports for the year ended December 31, 2002 and subsequent years.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows (transactions involving stock options issued to employees and Black-Scholes model assumptions are presented in Note G):

                                                                          For the year ended December 31,
                                                                              2005              2004
                                                                         --------------    --------------
Net (loss) income - as reported                                          $   (9,410,657)   $    3,103,049
Add: Total stock based employee compensation expense as
  reported under intrinsic value method (APB. No. 25)                                --           105,000
Deduct: Total stock based employee compensation expense as
  reported under fair value based method (SFAS No. 123)                        (830,400)         (658,800)
                                                                         --------------    --------------

Net (loss) income - Pro Forma                                            $  (10,241,057)   $    2,549,249
Net (loss)  income  attributable  to common  stockholders  - Pro forma   $  (10,241,057)   $    2,549,249
(Loss) Income per share - as reported - basic (Note J)                   $        (0.17)   $         0.19
(Loss) Income per share - as reported - diluted (Note J)                 $        (0.17)   $         0.06
(Loss) Income per share - proforma - basic                               $        (0.19)   $         0.15
(Loss) Income per share - proforma - diluted                             $        (0.19)   $         0.05

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

SEGMENT REPORTING

The Company follows Statement of Financial Accounting Standards No.130, Disclosures About Segments of an Enterprise and Related Information. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

INCOME TAXES

The Company follows Statement of Financial Accounting Standard No.109, Accounting for Income Taxes (SFAS No.109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse 26.

PATENTS

During the year ended December 31, 2005, the Company management preformed an evaluation of its intangble assets (Patents) for purposes of determining the implied fair value of the assets at December 31, 2005. The test indicated that the recorded remaining book value of its patens exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $30,544, net of tax, or $0.00 per share during the year ended December 31, 2005 to reduce the carrying value of the patents to $ 0. Considerable management judgement is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

RECENT PRONOUNCEMENTS

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

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS (CONTINUED)

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

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, "Accounting for Certain Hybrid Instruments," which amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2005 and 2004 are as follows:

                                    2005         2004
                                 ---------    ---------
Furniture and fixtures           $  43,974    $  17,404
Office and computer equipment       33,884       14,569
Manufacturing equipment            103,380      103,380
                                 ---------    ---------
                                   181,238      135,353
Less: accumulated depreciation    (118,105)     (92,335)
                                 ---------    ---------
                                 $  63,133    $  43,018
                                 =========    =========

During the years ended December 31, 2005 and 2004, depreciation expense charged to operations was $25,769 and $47,686, respectively.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2005 and 2004 are as follows:

                                       2005         2004
                                    ----------   ----------
Accounts payable                    $  657,929   $  176,094
Accrued interest                       389,569       82,136
Accrued payroll and payroll taxes       22,642        3,185
Other accrued liabilities              370,375      240,648
                                    ----------   ----------
Total                               $1,440,515   $  502,063

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE D-NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable at December 31, 2005 and 2004 are as follows:

                                                                                      2005         2004
                                                                                   ---------    ---------
10% convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company's common stock at a rate of $0.50 per share. The Company is in violation of the loan
covenants                                                                          $   2,500    $   2,500

10% convertible notes payable, unsecured and due March, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common stock at a rate of $0.50 per share. The Company is in violation of the loan
covenants                                                                             25,000       25,000

10% convertible debenture, due two years from the date of the note with interest payable quarterly during the life of the note. The note is convertible into the
Company's common stock at the lower of a) $0.72 or b) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property and registration rights. The Company is in violation
of the loan covenants (see below)                                                    515,283       80,822

10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the
Company's common stock at the lower of a) $0.03 or b) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property and registration rights. The Company is in violation
of the loan covenants (see below)                                                    299,820           --

10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the
Company's common stock at the lower of a) $0.6 or b) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property and registration rights. The Company is in violation
of the loan covenents (see below)                                                     49,680           --

8% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the
Company's common stock at the lower of a) $0.10 or b) 35% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets
and intellectual property and registration rights (see below)                          1,918           --
                                                                                   ---------    ---------
                                                                                     894,201      108,322
Less: current maturities                                                            (542,783)     (27,500)
                                                                                   ---------    ---------
Notes payable and convertible debentures-long term portion                         $ 351,418    $  80,822
                                                                                   =========    =========

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE D-NOTES PAYABLE AND CONVERTIBLE DEBENTURES (CONTINUED)

The Company entered into a Securities Purchase Agreement with four accredited investors on September 23, 2004 for the issuance of an aggregate of $1,500,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 2,250,000 shares of the Company's common stock. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.72 or b) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of December 31, 2005, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for net proceeds of $1,186,281. The proceeds that the Company received were net of prepaid interest of $50,000 and related fees and costs of $263,719.

This transaction, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a "derivative liability)".

The Company entered into a Securities Purchase Agreement with four accredited investors on April 23, 2005 for the issuance of an aggregate of $1,500,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 25,000,000 shares of the Company's common stock. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.03 or b) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of December 31, 2005, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for total proceeds of $1,352,067. The proceeds that the Company received were net of prepaid interest of $72,933 representing the first eight month's interest and related fees and costs of $75,000.

This transaction, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a "derivative liability".

The Company entered into a Securities Purchase Agreement with four accredited investors on October 24, 2005 for the issuance of $800,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 800,000 shares of the Company's common stock. The Convertible Note accrues interest at 10% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.06 or b) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE D-NOTES PAYABLE AND CONVERTIBLE DEBENTURES (CONTINUED)

As of December 31, 2005, the Company issued to investors of the Convertible Notes a total amount of $800,000 in exchange for total proceeds of $775,000. The proceeds that the Company received were net of related fees and costs of $25,000.

This transaction, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a "derivative liability").

The Company entered into a Securities Purchase Agreement with four accredited investors on December 28, 2005 for the issuance of $700,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 700,000 shares of the Company's common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.10 or b) 35% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of December 31, 2005, the Company issued to investors of the Convertible Notes a total amount of $700,000 in exchange for total proceeds of $675,000. The proceeds that the Company received were net of related fees and costs of $25,000.

These transactions, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a "derivative liability").

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

      o The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received.

      o Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at December 31, 2005 and 2004, respectively.

      o The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company's balance sheet.

      o Accreted principal of $866,698 and $80,822 as of December 31, 2005 and 2004, respectively.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE D-NOTES PAYABLE AND CONVERTIBLE DEBENTURES (CONTINUED)

The following table summarizes the various components of the convertible debentures as of December 31, 2005 and 2004:

                                                                              2005           2004
                                                                          -----------    -----------
Convertible debentures                                                    $   894,201    $   108,322
Warrant liability                                                           2,013,188        131,511
Derivative liability                                                        6,809,449      1,490,576
                                                                            9,716,835      1,730,409
Cumulative adjustment of derivative and warrant liability to fair value    (4,322,637)      (122,087)
Cumulative unrealized loss related to conversion of convertible note to
  common shares charged to interest expense                                  (565,539)      (144,931)
Cumulative accretion of principal related to convertible debentures          (866,701)       (80,822)
Total convertible debentures:                                             $ 3,961,961    $ 1,382,569

NOTE E-WARRANT LIABILITY

Total warrant liability as of December 31, 2005 and 2004 is comprised of the following:

                                                                2005         2004
                                                             ----------   ----------
Fair value of warrants relating to convertible debentures    $2,013,188   $  131,511
Fair value of warrants relating to preferred stock-class A    1,147,334      906,419
Fair value of other outstanding warrants                        191,504      147,315
                                                             ----------   ----------
Total                                                        $3,352,026   $1,185,245
                                                             ==========   ==========

NOTE F -STOCKHOLDER'S EQUITY

SERIES A CONVERTIBLE PREFERRED  STOCK

The Company has also authorized 5,000,000 shares of Preferred Stock, with a par value of $.001 per share.

On December 30, 2003, the Company filed a Certificate of Designation creating a Series A Convertible Preferred Stock classification for 200 shares.

In December, 2003, the Company issued 155 shares of its Series A Preferred stock, valued at $5,000 per share. The stock has a stated value of $5,000 per share and a conversion price of $0.10 per share and warrants to purchase an aggregate of 15,500,000 shares of our common stock.

In May, 2004, the Company issued 15.861 shares of its Series A Preferred stock , valued at $5,000 per share. The stock has a stated value of $5,000 per share and a conversion price of $0.10 per share and warrants to purchase an aggregate of 1,600,000 shares of our common stock.

The Series A Preferred stated conversion price of $.10 per shares is subject to certain anti-dultion provsions in the event the Company issues shares fo its common stock or common stock equivilants below the stated conversion price. Changes to the conversion price are charged to operations and included in unrealized gain (loss) relating to adjustment of derivative and warrant liability to fair value of underlying securities.

As of December 31, 2004, 7 of the Series A Preferred shareholders exercised the conversion right and exchanged 19 shares of Series A Preferred for 950,000 shares of the Company's common stock.

As of December 31, 2005, 20 of the Series A Preferred shareholders exercised the conversion right and exchanged 92 shares of Series A Preferred for 4,600,000 shares of the Company's common stock.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE F -STOCKHOLDER'S EQUITY (CONTINUED)

The holders of the Series A Preferred shall have the right to vote, separately as a single class, at a meeting of the holders of the Series A Preferred or by such holders' written consent or at any annual or special meeting of the stockholders of the Corporation on any of the following matters: (i) the creation, authorization, or issuance of any class or series of shares ranking on a parity with or senior to the Series A Preferred with respect to dividends or upon the liquidation, dissolution, or winding up of the Corporation, and (ii) any agreement or other corporate action which would adversely affect the powers, rights, or preferences of the holders of the Series A Preferred.

The holders of record of the Series A Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($5,000.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company , in shares of the Company's common stock. Dividends on shares of the Series A Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series A Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of the year ended December 31, 2005, $ -0- in dividends were accumulated.

Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, and after payment of any senior liquidation preferences of any series of Preferred Stock and before any distribution or payment is made with respect to any Common Stock, holders of each share of the Series A Preferred shall be entitled to be paid an amount equal in the greater of (a) the face value denominated thereon subject to adjustment for stock splits, stock dividends, reorganizations, reclassification or other similar events (the "Adjusted Face Value") plus, in the case of each share, an amount equal to all dividends accrued or declared but unpaid thereon, computed to the date payment thereof is made available, or (b) such amount per share of the Series A Preferred immediately prior to such liquidation, dissolution or winding up, or (c) the liquidation preference of $5,000.00 per share, and the holders of the Series A Preferred shall not be entitled to any further payment, such amount payable with respect to the Series A Preferred being sometimes referred to as the "Liquidation Payments."

Because the Series A Shares include a redemption feature that is outside of the control of the Company and the stated conversion price is subject to reset, the Company has classified the Series A Shares outside of stockholders' equity in accordance with Emerging Issues Task Force ("EITF") Topic D-98, "Classification and Measurement of Redeemable Securities." In accordance with EITF Topic D-98, the fair value at date of issuance was recorded outside of stockholders' equity in the accompanying balance sheet. Dividends on the Series A Shares are reflected as a reduction of net income (loss) attributable to common stockholders.

In connection with the issuance of the Series A Preferred and related warrants, the holders were granted certain registration rights in which the Company agreed to timely file a registration statement to register the common shares and the shares underlying the warrants, obtain effectiveness of the registration statement by the SEC within ninety-five (95) days of December 31, 2003, and maintain the effectiveness of this registration statement for a preset time thereafter. In the event the Company fails to timely perform under the registration rights agreement, the Company agrees to pay the holders of the
Series A Preferred liquidated damages in an amount equal to 1.5% of the aggregate amount invested by the holders for each 30-day period or pro rata for any portion thereof following the date by which the registration statement should have been effective. The initial registration statement was filed and declared effective by the SEC within the allowed time , however the Company has not maintained the effectiveness of the registration statement to date. Accordingly, the Company issued 203,867 shares of common stock as liquidated damages on December 10, 2004. The Company has not been required to pay any further liquidated damages in connection with the filing or on-going effectiveness of the registration statement.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE F -STOCKHOLDER'S EQUITY (CONTINUED)
..
The Company is required to record a liability relating to the detachable warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14. As such:

      o Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, are accrued as adjustments to the liabilities at December 31, 2005 and 2004, respectively.

      o The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants noted above) is included as an other comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company's balance sheet.

      The fair value of the detachable warrants as of December 31, 2005 and 2004 were as follows:

                                                          2005        2004
                                                          ----        ----
      Fair value of warrants relating to issuance of
        convertible preferred stock:                   $1,147,334   $906,419


The Company recorded an Unrealized Gain (Loss) on the change in fair value of these detachable warrants of $(240,915) and $5,092,521 for December 31, 2005 and 2004, respectively.

SERIES B CONVERTIBLE PREFERRED STOCK

On February 19, 2004, the Company filed a Certificate of Designation creating a Series B Convertible Preferred Stock classification for 800,000 shares.

In January, 2004, the Company issued 800,000 shares of its Series B Preferred in lieu of certain accrued management service fees payable and notes payable including interest payable thereon totaling $800,000 to officers of the company. The shares of the Series B Preferred are non voting and convertible, at the option of the holder, into common shares at $0.10 per share per share. The shares issued were valued at $1.00 per share, which represented the fair value of the common stock the shares are convertible into. In connection with the transaction, the Company recorded a beneficial conversion discount of $800,000 - preferred dividend relating to the issuance of the convertible preferred stock. None of the Series B Preferred shareholders have exercised their conversion right and there are 800,000 shares of Series B Preferred shares issued and outstanding at December 31, 2005.

The holders of the Series B Preferred shall have the right to vote, separately as a single class, at a meeting of the holders of the Series B Preferred or by such holders' written consent or at any annual or special meeting of the stockholders of the Corporation on any of the following matters: (i) the creation, authorization, or issuance of any class or series of shares ranking on a parity with or senior to the Series B Preferred with respect to dividends or upon the liquidation, dissolution, or winding up of the Corporation, and (ii) any agreement or other corporate action which would adversely affect the powers, rights, or preferences of the holders of the Series B Preferred.

The holders of record of the Series B Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($1.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company , in shares of the Company's common stock. Dividends on shares of the Series B Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series B Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. For the year ended December 31, 2005 $ 192,000 in dividends were accumulated.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE F -STOCKHOLDER'S EQUITY (CONTINUED)
..
Upon any liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, and after payment of any senior liquidation preferences of any series of Preferred Stock and before any distribution or payment is made with respect to any Common Stock, holders of each share of the Series B Preferred shall be entitled to be paid an amount equal in the greater of (a) the face value denominated thereon subject to adjustment for stock splits, stock dividends, reorganizations, reclassification or other similar events (the "Adjusted Face Value") plus, in the case of each share, an amount equal to all dividends accrued or declared but unpaid thereon, computed to the date payment thereof is made available, or (b) such amount per share of the Series B Preferred immediately prior to such liquidation, dissolution or winding up, or (c) the liquidation preference of $1.00 per share, and the holders of the Series B Preferred shall not be entitled to any further payment, such amount payable with respect to the Series B Preferred being sometimes referred to as the "Liquidation Payments."

COMMON STOCK

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2005 and 2004, the Company has 75,608,334 and 23,770,233 shares issued and outstanding, respectively.

During the three months ended March 31, 2005, holders converted 38.5 shares of preferred stock - Class A into 1,925,000 shares of common stock. Each share of preferred stock is convertible into 50,000 shares of common stock.

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

During the three months ended June 30, 2005, holders converted 26.5 shares of preferred stock - Class A into 1,325,000 shares of common stock. Each share of preferred stock is convertible into 50,000 shares of common stock

In April, 2005, the Company issued 800,000 shares of its common stock at $0.03 per share in exchange for services.

In April, 2005, the Company issued 1,035,221 shares of its common stock at $0.0118 per share on conversion of notes payable.

In April, 2005, the Company issued 1,035,221 shares of its common stock at $0.011 per share on conversion of notes payable.

In May, 2005, the Company issued 1,035,221 shares of its common stock at $0.0108 per share on conversion of notes payable.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE F -STOCKHOLDER'S EQUITY (CONTINUED)

COMMON STOCK (CONTINUED)

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

During the three months ended September 30, 2005, holders converted 20.5 shares of preferred stock - Class A into 1,025,000 shares of common stock. Each share of preferred stock is convertible into 50,000 shares of common stock.

In October, 2005, the Company issued 400,000 shares of its common stock at $0.07 per share in exchange for services.

In December, 2005, the Company issued 333,333 shares of its common stock at $0.091 per share in exchange for services.

During the three months ended December 31, 2005, holders converted 6.5 shares of preferred stock - Class A into 325,000 shares of common stock at. Each share of preferred stock is convertible into 50,000 shares of common stock.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE G -STOCK OPTIONS AND WARRANTS

CLASS A WARRANTS

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31,2005.

                          Warrants Outstanding                         Warrants Exercisable
           ----------------------------------------------------   ----------------------------
                           Weighted Average         Weighted                       Weighted
Exercise     Number      Remaining Contractual      Average         Number         Average
Prices     Outstanding       Life (years)        Exercise Price   Exercisable   Exercise Price
--------   -----------   ---------------------   --------------   -----------   --------------

$   0.03    25,000,000                       5   $         0.03    25,000,000   $         0.03
    0.10       891,500                       5             0.10       891,500             0.10
    0.15       699,500                       5             0.15       699,500             0.15
    0.20     1,845,000                       3             0.20     1,845,000             0.20
    0.25     8,751,564                       2             0.25     8,751,564             0.25
    0.50     2,600,000                       5             0.50     2,600,000             0.50
    1.05     8,643,064                       2             1.05     8,643,064             1.05
            48,430,628                    3.85   $         0.29    48,430,628   $         0.29

Transactions involving the Company's warrant issuance are summarized as follows:

                                    Number of     Weighted Average
                                     Shares       Price Per Share
                                   -----------    ----------------
Outstanding at December 31, 2003    15,895,000    $           0.54
Granted                             12,156,128                0.39
Exercised                             (851,000)              (0.25)
Canceled or expired                 (3,919,000)              (0.25)

Outstanding at December 31, 2004    23,281,128    $           0.58
Granted                             26,499,500                0.03
Exercised                                   --                  --
Canceled or expired                 (1,350,000)              (0.25)
Outstanding at December 31, 2005    48,430,628    $          0 .29


Warrants granted during the period ended December 31, 2005 totaling 26,499,500 were issued in connection with debt financing. The warrants are exercisable until five years after the date of issuance at a purchase price of $0.03 per share on 25,000,000 warrants, $0.10 per share on 800,000 warrants and $0.15 per share on 699,500 warrants.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE G -STOCK OPTIONS AND WARRANTS (CONTINUED)

EMPLOYEE STOCK OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan.

                Options Outstanding                      Options Exercisable
           ------------------------------              ----------------------
                         Weighted Average   Weighted                 Weighted
                            Remaining       Average                  Average
Exercise     Number      Contractual life   Exercise     Number      Exercise
Prices     Outstanding       (Years)         Price     Exercisable    Price
--------   -----------   ----------------   --------   -----------   --------
$ 0.2125     2,000,000                  4   $ 0.2125     2,000,000   $ 0.2125
  0.2125     2,000,000                  5     0.2125     2,000,000     0.2125
    0.10    12,000,000                  6       0.10    12,000,000       0.10
  0.0295    17,580,000                7.5     0.0295    17,580,000     0.0295
            33,580,000                6.6   $  0.076    33,580,000   $  0.076

Transactions involving stock options issued to employees are summarized as follows:

                                                      Weighted Average
                                   Number of Shares   Price Per Share
                                   ----------------   ----------------

Outstanding at December 31, 2003          2,000,000   $         0.2125
Granted                                   2,000,000   $         0.2125
Exercised                                        --                 --
Canceled or expired                              --                 --
Outstanding at December 31, 2004          4,000,000   $         0.2125
Granted                                  29,580,000   $          0.058
Exercised                                        --                 --
Canceled or expired                              --                 --
Outstanding at December 31, 2005         33,580,000   $          0.076


The weighted-average fair value of stock options granted to employees during the year ended December 31, 2005 and 2004 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                               For the years
                                             ended December 31,

                                               2005     2004
Significant assumptions (weighted-average):
Risk-free interest rate at grant date             2%       2%
Expected stock price volatility                 255%     149%
Expected dividend payout                         --       --
Expected option life-years (a)                    7        6

(a)The expected option life is based on contractual expiration dates.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE G -STOCK OPTIONS AND WARRANTS (CONTINUED)

If the Company recognized compensation cost for the stock options and warrants for the non-qualified employee stock option plan in accordance with SF AS No.123, the Company's pro forma net loss and net loss per share (basic) would have been $(10,469,042 ) and $( 0.18 ) for the year ended December 31, 2005 and net income of $2,030,718 and $0.04 for the year ended December 31, 2004, respectively.

NOTE H -RELATED PARTY TRANSACTIONS

The Company incurred management fees to its officers totaling $0 and $445,9970 during the years ended December 31, 2005 and December 31, 2004, respectively. Unpaid management fees aggregate $ 0 and $0 as of December 31, 2004 and 2003, respectively. In May, 2004 the Board of Directors converted $723,670 in unpaid management fees to Preferred Class B shares of the Company at a rate of $1.00 per preferred share. The Company also issued notes payable to officers in the amount of $283,835 for the balance of the unpaid management fees.

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 12% per annum. As of December 31, 2005 and 2004, the balance due to the officers was $366,595 and $399,080, respectively.

NOTE I -COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Operating Lease Commitments

The Company leases office space in Durham, NC on a five year lease expiring April, 2008 for an annualized rent payment of $43,127. Additionally the Company leases warehouse space on a month to month basis for $550 per month. At December 31, 2005, schedule of the future minimum lease payments is as follows:

               2006                     $43,127
               2007                      43,127
               2008                      14,376
               2009                          --
               2010                          --

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. Listed below is a brief description of pending litigation:

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

On January 26, 2006, the parties signed a Mutual Release and Settlement Agreement amd Stipulation for Dismissal with Prejudice. Under the terms of the Mutual Release and Settlement, we paid Zykronix $50,000 and Zykronix returned our prototypes and design files.

On February 6, 2006, the Court entered an Order for Dismissal with Prejudice, with Reservation of Limited Jurisdiction fpr the purpose of enforcing the Mutual Release and Settlement Agreement. The terms of the Mutual Release and Settlement Agreement have been met to the satisfaction of both parties.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE I -COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (continued)

On July 27, 2005, Alliance Care Services, Inc. d/b/a Alliance Advisors, a New York corporation, filed a complaint against us in the Supreme Court of the State of New York, County of New York, claiming damages in the amount of not less than $500,000 and costs for breach of contract, breach of duty of good faith and fair dealing and unjust enrichment. We filed our answer on October 4, 2005 denying all claims. This case is currently in discovery. We believe that their claims are without merit and we intend to vigorously defend these claims.

On October 21, 2005, Greenfield Capital Partners LLC filed a statement of claim against us in arbitration before the National Association of Securities Dealers, Inc. Greenfield claims damages and costs in the amount of $107,000 for breach of contract, fraud, fraudulent concealment and misrepresentation. We believe that their claims are without merit and we intend to vigorously defend these claims.

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

On January 18, 2002, the Court granted the Defendants' Motion to Dissolve the Injunction. On January 28, 2002, we filed a Motion for Rehearing or Clarification of the Motion to Dissolve. A hearing on our Motion for Rehearing or Clarification of the Motion to Dissolve was scheduled for March 18, 2002, but was canceled by the Court and has not been rescheduled. In accordance with Florida's Rules of Civil Procedure, when a Motion to dissolve is granted, this order is stayed and the injunction remains in effect until the Court rules on a Motion for Rehearing or Clarification of the Motion to Dissolve. Therefore, the injunction still remains in effect until the Court rules on this Motion.

On November 17, 2005, we filed a Motion Notice of Dismissal based on lack of prosecution. On January 25, 2006, the Court issued a Final Order of Dismissal.

NOTE J- (LOSS) INCOME PER SHARE

The following table presents the computation of basic and diluted (loss) income per share:

                                                             For the year ended December 31,
                                                                  2005             2004

Net income (loss) available to common stockholders           $  (9,410,657)   $   3,103,049
Basic income/(loss) per share                                        (0.17)   $        0.19
Fully diluted income/(loss) per share                        $       (0.17)   $        0.06
Weighted average common shares outstanding (basic)              54,490,102       16,701,174
Weighted average common shares outstanding (fully diluted)     211,355,239       48,201,174


As of December 31, 2005, 156,865,137 potential shares were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE K - INCOME TAXES

The Company has adopted Financial Accounting Standards No. 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.

Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant. A management estimate that at December 31, 2005, the Company has available for federal income tax purposes a net operating loss carry forward of approximately $18,500,000, expiring in the year 2023, that may be used to offset future taxable income. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE K - INCOME TAXES (CONTINUED)

The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized.

Components of deferred tax asset as of December 31, 2005 are as follows:

Non current:

Net operating loss carry forward   $ 6,300,000
Valuation allowance                 (6,300,000)
                                   -----------
Net deferred tax asset             $        --
                                   ===========


NOTE L- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of December 31, 2005, the Company incurred accumulated losses of $18,641,941. The Company's current liabilities exceeded its current assets by $1433,902 as of December 31, 2005. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE M - BUSINESS CONCENTRATION

Sales to 5 major customers approximated $20,006 or 37% of total sales for the year ended December 31, 2005.

Purchases from the Company's 5 major suppliers approximated $418,530 or 81% of total purchases for the year ended December 31, 2005.

Sales to 1 major customer totaled $10,000 or 42% for the year ended December 31, 2004.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE N- RESTATEMENT

During 2005, it was determined the correct application of accounting principles had not been applied in the 2004 and 2003 accounting for convertible debentures and detachable warrants (See note D above).

The original accounting for the debentures and detachable warrants, the Company recognized an imbedded beneficial conversion feature present in the convertible note and allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. Accordingly, the proceeds attributed to the common common stock, convertible debt and warrants have been restated to reflect the relative fair value method.

In accordance with Accounting Principles Board Opinion,  Accounting Changes (APB
20) the necessary corrections to apply the accounting principles on the aformentioned transactions are currently reflected in the reported 2004 financial information. The impact to the previously issued 2004 financial statements is as follows:

                                            2004 financial             2004 financial         Account increase
                                        statement balance prior    statement balance post    (decrease) in 2004
                                            to restatement              restatement              financials
                                        -----------------------    ----------------------    ------------------
Net income (loss):                      $            (6,825,848)   $            3,103,049    $        9,928,897

Equity (deficit)                        $            (1,723,810)   $           (3,887,248)   $       (2,163,438)

Assets                                  $               557,341    $              557,341           $-

Liabilities                             $             2,281,151    $            3,685,286    $        1,404,135

Income (loss) per share-basic           $                 (0.41)   $                 0.19    $             0.60
Income (loss) per share-fully diluted   $                 (0.41)   $                 0.06    $             0.47


The resulting effects on the prior period adjustments on 2004 cash flows by area are as follows:

                                                                                 Amount increase
                                        2004 cash flow       2004 cash flow     (decrease) in 2004
                                      statement balance     statement balance       cash flow
                                     prior to restatement   post restatement        statement
                                     --------------------   -----------------   ------------------
Net cash from operating activities   $         (1,954,562)  $      (1,785,773)  $          168,788

Net cash from investing activities   $            (21,859)  $         (21,859)  $               --

Net cash from financing activities   $          2,375,548   $       2,206,760   $         (168,788)


NOTE O- SUBSEQUENT EVENTS

March 2006 Stock Purchase Agreement

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on March 27, 2006, for the sale of (i) $500,000 in secured convertible notes, and (ii) warrants to purchase 19,000,000 shares of our common stock.

The notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2005 AND 2004

NOTE O- SUBSEQUENT EVENTS (CONTINUED)

      o     $0.10; or

      o 55% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

We have a call option under the terms of the secured convertible notes. The call option provides us with the right to prepay all of the outstanding secured convertible notes at any time, provided we are not in default and our stock is trading at or below $.13 per share. Prepayment of the notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the secured convertible notes; (ii) 135% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the secured convertible notes; and (iii) 150% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the secured convertible notes.

Our right to repay the notes is exercisable on not less than ten trading days prior written notice to the holders of the secured convertible notes. For notice purposes, a trading day is any day on which our common stock is traded for any period on the OTC Bulletin Board. Notwithstanding the notice of prepayment, the holders of the secured convertible notes have the right at all times to convert all or any portion of the secured convertible notes prior to payment of the prepayment amount.

We also have a partial call option under the terms of the secured convertible notes in any month in which the current price of our common stock is below $0.13. Under the terms of the partial call option, we have the right to pay the outstanding principal amount of the secured convertible notes plus one-month's interest for that month, which will stay any conversions of the secured convertible notes by the holders for that month. The principal amount of the secured convertible notes to be repaid is determined by dividing the then outstanding principal amount of the notes by the maturity of the notes in months, or 36.

The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.10 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

March 2006 Loan

On March 30, 2006 we entered into a financing agreement with the International Capital Group, LLC whereby our Directors pledged 4,000,000 shares of their personal common stock as collateral for a loan in the amount of $152,400. The loan carries an interest rate of 4.99% payable quarterly and has a maturity of March 31, 2009.

Conversions

On March 3, 2006 the holders of the Secured Convertible Note dated September 23, 2004 exercised a partial conversion and were issued 791,369 shares of common stock at a conversion price of $0.04 per share.

Holders of 8.38 Series A Preferred Stock were issued 419,032 shares of the Company's common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 8A - CONTROLS AND PROCEDURES

      A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. As of December 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934. Please see the subsection "Significant Deficiencies In Disclosure Controls And Procedures Or Internal Controls" below.

      B) CHANGES IN INTERNAL CONTROLS. There were no changes in internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

SIGNIFICANT DEFICIENCIES IN DISCLOSURE CONTROLS AND PROCEDURES OR INTERNAL CONTROLS

During our preparation of our Form 10-KSB for the year ended December 31, 2005, which did not occur until the quarter ended March 31, 2006, we identified certain material weaknesses. These material weaknesses will result in the restatement of previously reported financial statements. As defined by the Public Company Accounting Oversight Board Auditing Standard No.2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. These deficiencies and issues include:

      o During the financial reporting process, we determined that we lacked adequate accounting staff.

      o     Inability  to  timely  close  our  books  and  financial   reporting
            requirement.

      o Need for restatement of prior financial statements as a result of a recent SEC interpretation of accounting for common stock and warrants with registration rights under EITF 00-19.

Lack of Adequare Accounting Staff

      Previously, in connection with the preparation of the books and records for this annual report on Form 10-KSB, we relied solely upon our Chief Financial Officer to handle the financial accounting. As a result of recent interpretations by the SEC regarding certain accounting standards, as discussed below, together with an increase in our business operations, we realized that we do not have enough personnel that are qualified to handle all of our accounting requirements.

Inability to Timely Close Our Books

      Resulting mainly from the lack of adequate accounting staff, as discussed above, we were unable to timely close our financial books and records for the year ended December 31, 2005. As a result, we were unable to provide the required information to our independent auditors on a timely basis.

Restatement of Prior Financial Statements

      In accordance with Emerging Issues Task Force ("EITF") 00-19, "Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled in the Company's Own Stock," and EITF 05-04, "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19," because the maximum potential liquidated damages for failure to maintain an effective registration statement is greater than the difference in fair values between registered and unregistered shares, the value of the common stock subject to registration should be classified as temporary equity. Additionally, in accordance with EITF 00-19 and the terms of the above warrants, the fair value of the warrants should be recorded as a liability, with an offsetting reduction to shareholders' equity. The warrant liability is initially measured at fair value using the Black-Scholes option pricing model, and is then re-valued at each reporting date, with changes in the fair value reported as non-cash charges or credits to earnings.

      The SEC recently announced its interpretation of the accounting for common stock and warrants with registration rights under EITF 00-19. The SEC concluded that for agreements containing registration rights where significant liquidated damages could be required to be paid to the holder of the instrument in the event the issuer fails to maintain the effectiveness of a registration statement for a preset time period, the common stock subject to such liquidated damages does not meet the tests required for shareholders' equity classification, and accordingly must be reflected between liabilities and shareholders' equity in the balance sheet until the conditions are eliminated. In analyzing instruments under EITF 00-19, the SEC concluded that the likelihood or probability related to the failure to maintain an effective registration statement is not a factor.

      As a result, we have restated our financial statements for the year ended December 31, 2004 and will need to restate the interim financial statements for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. We believe that this change does not reflect upon the controls in place as we believe this will be a one-time restatement due to the recent interpretation of accounting rules by the SEC in December 2005.

REMEDIATION TO OUR DISCLOSURE CONTROLS AND PROCEDURES AND INTERNAL CONTROLS

      In response to the significant deficiencies in our internal controls and procedures disclosed above, we took actions during the first quarter of 2006 to correct these issues. In order to remediate the weakness resulting from our lack of adaquate accounting staff, we have engaged an independent contractor with extensive CFO-level management and SEC reporting experience in public companies to assist in the closing process.

      In order to remediate the timely closing of our books, in addition to the independent contractor that we have engaged, we are in the process of developing closing checklists delineating tasks, preparation responsibilities, and review responsibilities targeting specific completion dates. The checklist will provide evidentiary support of work performed and reviewed. Specific checklist will be developed for non-quarter end months, quarter end months, and the annual close. These checklists will be implemented in the 2nd quarter 2006 close process and utilized in the preparation of the 2nd quarter 2006 Form 10-QSB and subsequent period ends.

      As these changes to our internal controls and procedures did not occur until after December 31, 2005, we believe these changes will be effective for the quarter ended June 30, 2006, however, we will be unsure until they are tested at that time.

ITEM 8B. OTHER INFORMATION

      None.


                                    PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

      Set forth below are the directors and executive officers of the Company, their ages and positions held with the Company, as follows

Name               Age   Position
-----------------------------------------------------------------------------
Donald F. Evans     71   Chief Executive Officer and Chairman of the Board of
                         Directors
Mark D. Schmidt     41   President, Chief Operating Officer and Director
John W. Ringo       61   Secretary, Corporate Counsel and Director
Alan H. Ninneman    62   Senior Vice President and Director
David D. Downing    56   Chief Financial Officer and Treasurer


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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires Cyberlux Corporation executive officers and directors, and persons who beneficially own more than ten percent of the Company's common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Cyberlux Corporation with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from Company executive officers and directors, the Company believes that during the year ended 2005, the officers and directors filed all of their respective Section 16(a) reports on a timely basis.

AUDIT COMMITTEE

      We do not have an Audit Committee, our board of directors during 2005, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

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

EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation of the Company's newly elected executive officers and directors during of the years 2005, 2004 and 2003. The remuneration described in the table represents compensation received from Cyberlux Corporation and does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer's cash compensation.

SUMMARY COMPENSATION TABLE

                                                           ANNUAL COMPENSATION

                                                     Other
                                                     Annual      Restricted     Options     LTIP
   Name & Principal                Salary   Bonus   Compen-       Stock         SARs      Payouts     All Other
       Position            Year      ($)     ($)    sation ($)   Awards($)       (#)        ($)     Compensation
-----------------------    ----   -------   -----   ----------   ----------   ---------   -------   ------------
Donald F. Evans            2005   180,000     0        0            -         4,250,000         -             -
  CEO & Chairman           2004   180,000     0        0            -           550,000         -             -
                           2003   180,000     0        0            -           700,000         -             -
-
-----------------------    ----   -------   -----   ----------   ----------   ---------   -------   ------------
John W. Ringo              2005    76,000     0        0            -         1,500,000         -             -
  Secretary and            2004    70,500     0        0            -           400,000         -             -
  Corporate Counsel        2003   102,000     0        0            -           250,000                       -
-----------------------    ----   -------   -----   ----------   ----------   ---------   -------   ------------
Alan H. Ninneman           2005    76,000     0        0            -         1,000,000         -             -
  Senior Vice President    2004    70,500     0        0            -           400,000         -             -
                           2003   102,000     0        0            -           250,000
-----------------------    ----   -------   -----   ----------   ----------   ---------   -------   ------------
Mark D. Schmidt            2005   180,000     0        0            -         4,000,000         -             -
  President & COO          2004   120,000     0        0            -           650,000         -             -
                           2003   120,000     0                     -           550,000         -             -
-----------------------    ----   -------   -----   ----------   ----------   ---------   -------   ------------


Annual compensation began accruing in the form of management fees as of July 2000. The compensation indicated in the table is the annualized amount of salary to be paid the respective officers in accordance with their employment agreements.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

---------------------------------------------------------------------------
                  NUMBER OF       % OF TOTAL
                  SECURITIES      OPTIONS/SARS
                  UNDERLYING      GRANTED TO      EXERCISE
                  OPTIONS/SARS    EMPLOYEES IN    OR BASE        EXPIRATION
NAME              GRANTED (#)     FISCAL YEAR     ($/SH)            DATE
---------------------------------------------------------------------------
Donald F. Evans     4,250,000        35.42%       $0.10 /Sh          2011
---------------------------------------------------------------------------
John W. Ringo       1,500,000        12.5%        $0.10 /Sh          2011
---------------------------------------------------------------------------
Alan H. Ninneman    1,000,000         8.33%       $0.10 /Sh          2011
---------------------------------------------------------------------------
Mark D. Schmidt     4,000,000        33.33%       $0.10 /Sh          2011
---------------------------------------------------------------------------

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

      As of March 31, 2006, there were 27,513,237 stock options granted under the plans that were outstanding.

EMPLOYMENT AGREEMENTS

Donald F. Evans
---------------

      On July 1, 2000, we entered into an eight-year employment contract with Donald F. Evans to serve as Chief Executive Officer, which was amended on January 1, 2003. The base salary under the agreement is $180,000 per annum, plus benefits.

Alan H. Ninneman
----------------

      On July 1, 2000, we entered into an eight-year employment contract with Alan H. Ninneman to serve as Senior Vice President, which was amended on January 1, 2003. The base salary under the agreement is $102,000 per annum, plus benefits.

John W. Ringo
-------------

      On July 1, 2000, we entered into an eight-year employment contract with John W. Ringo to serve as Secretary and Corporate Counsel, which was amended on January 1, 2003. The base salary under the agreement is $102,000 per annum, plus benefits.

Mark D. Schmidt
---------------

On May 1, 2003, we entered into an employment contract with Mark D. Schmidt to serve as Executive Vice President and Chief Operating Officer until June 30, 2008. The base salary under the agreement is $180,000 per annum, plus benefits.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table presents information, to the best of the Company's knowledge, about the beneficial ownership of its common stock on March 31, 2006 relating to the beneficial ownership of the Company's common stock by those persons known to beneficially own more than 5% of the Company's capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 85,428,735 shares of common stock outstanding.

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

NAME AND ADDRESS                                 NUMBER OF         PERCENTAGE OF
OF OWNER                     TITLE OF CLASS   SHARES OWNED(1)        CLASS (2)
--------------------------   --------------   ---------------      -------------
Donald F. Evans              Common Stock          16,422,784(3)           16.36%
4625 Creekstone Drive
Suite 100
Research Triangle Park
Durham, NC 27703

Mark D. Schmidt              Common Stock          11,240,977(4)           11.65%
4625 Creekstone Drive
Suite 100
Research Triangle Park
Durham, NC 27703

Alan H. Ninneman             Common Stock           4,516,773(5)            5.06%
4625 Creekstone Drive
Suite 100
Research Triangle Park
Durham, NC 27703

John W. Ringo                Common Stock           4,574,403(6)            5.11%
4625 Creekstone Drive
Suite 100
Research Triangle Park
Durham, NC 27703

David Downing                Common Stock           2,013,300(7)            2.32%
4625 Creekstone Drive
Suite 100
Research Triangle Park
Durham, NC 27703

All Officers and Directors   Common Stock          38,768,237(8)           32.06%
As a Group (5 persons)

=========================================

Donald F. Evans              Preferred B              275,103              34.38%

Mark D. Schmidt              Preferred B              101,000              12.62%

Alan H. Ninneman             Preferred B              180,652              22.58%

John W. Ringo                Preferred B              166,915              20.86%

David Downing                Preferred B               76,330               9.54%

* Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 85,428,735 shares issued and outstanding on March 31, 2006.

(3) Includes currently exercisable options to purchase 12,216,754 shares of common stock and 275,103 shares of Series B convertible preferred stock convertible into 2,751,030 shares of common stock and entitled to cast 27,510,300 votes at any meeting of shareholders.

(4) Includes currently exercisable options to purchase 10,030,977 shares of common stock and 101,000 shares of Series B convertible preferred stock convertible into 1,010,000 shares of common stock and entitled to cast 10,100,000 votes at any meeting of shareholders.

(5) Includes currently exercisable options to purchase 2,060,253 shares of common stock and 180,652 shares of Series B convertible preferred stock convertible into 1,806,520 shares of common stock and entitled to cast 18,065,200 votes at any meeting of shareholders.

(6) Includes currently exercisable options to purchase 2,455,253 shares of common stock and 166,915 shares of Series B convertible preferred stock convertible into 1,669,150 shares of common stock and entitled to cast 16,691,500 votes at any meeting of shareholders.

(7) Includes currently exercisable options to purchase 750,000 shares of common stock and 76,330 shares of Series B convertible preferred stock convertible into 763,300 shares of common stock and entitled to cast 7,633,000 votes at any meeting of shareholders.

(8) Includes currently exercisable options to purchase 27,513,237 shares of common stock and 800,000 shares of Series B convertible preferred stock convertible into 8,000,000 shares of common stock and entitled to cast 80,000,000 votes at any meeting of shareholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We owed certain management fees, which were for accrued salaries for Messrs. Evans, Ninneman, Ringo and Schmidt consistent with employment agreements. These fees were as follows: $400,505 to Don Evans, $243,000 to John Ringo, $263,000 to Alan Ninneman and $101,000 to Mark Schmidt for a total of $1,007,505. In addition, certain officers loaned funds to us in exchange for promissory notes. The promissory notes included $3,000 to Don Evans, $3,745 to Al Ninneman and $184,830 to Dave Downing.

      In 2004, we issued 800,000 shares of Series B Convertible Preferred Stock to officers and directors in exchange for $723,670 of these management fees and $76,330 of the loan from Dave Downing, on a basis of 1 share of Series B Convertible Preferred Stock for $1 of debt owned. The management fees converted include $275,103 by Don Evans, $166,915 by John Ringo, $180,652 to Alan Ninneman and $101,000 to Mark Schmidt. These shares of Series B Convertible Preferred Stock have certain conversion rights and superior voting privileges as further described in the "Description of Securities" section herein. The Board of Directors, exercising their business judgment, determined that it was in the Company's best interest to issue shares of Series B convertible preferred stock in lieu of accrued management fees. The Board of Directors determined that the terms of the transaction were as fair to the Company as any transactions that could have been made with unaffiliated parties.

      Currently, there are still outstanding promissory notes totaling 366,595, which include $249,350 in unpaid management fees and promissory notes to officers totaling $117,245. The unpaid management fees include $90,916 owed to Don Evans; $82,348 to Al Ninneman and $76,085 to John Ringo. The outstanding promissory notes to officers include $3,745 to Al Ninneman, $3,000 to Don Evans, $2,000 to Mark Schmidt and $108,500 to Dave Downing. The promissory notes were issued to officers who lent us funds for working capital purposes. The promissory notes are payable on demand and accrue interest at an annual rate of 12%.

      We have consulting agreements with outside contractors, certain of whom are also our stockholders. The agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either we or the consultant terminates such engagement by written notice. None of the consultants who are shareholders own 5% or more of our issued and outstanding shares of common stock.

      Promissory notes were issued to certain officers for loans to the Company for working capital. These Notes are listed as payable upon demand and accrue interest at 12% per annum. Don F. Evans, David D. Downing, Mark Schmidt and Alan
H. Ninneman loaned $3,000, $108,500, $2,000 and $3,745, respectively. The terms of transactions in this section are as fair to the Company as any transactions that could have been made with unaffiliated parties.

      We have no policy regarding entering into transactions with affiliated parties.

                                     PART IV

ITEM 13. EXHIBITS

Exhibit No.   Description
-----------   -----------

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

4.14 Secured Convertible Note issued to AJW Offshore, Ltd., dated October 20, 2004.

4.15 Secured Convertible Note issued to AJW Qualified Partners, LLC, dated October 20, 2004.

4.16          Secured  Convertible  Note  issued  to AJW  Partners,  LLC,  dated
              October 20, 2004.

4.17 Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated October 20, 2004.

4.18 Common Stock Purchase Warrant issued to AJW Offshore, Ltd., dated October 20, 2004.

4.19 Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated October 20, 2004.

4.20          Common  Stock  Purchase  Warrant  with AJW  Partners,  LLC,  dated
              October 20, 2004.

4.21 Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated October 20, 2004.

4.22 Secured Convertible Note issued to AJW Offshore, Ltd., dated November 18, 2004.

4.23 Secured Convertible Note issued to AJW Qualified Partners, LLC, dated November 18, 2004.

4.24 Secured Convertible Note issued to AJW Partners, LLC, dated November 18, 2004.

4.25 Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated November 18, 2004.

4.26 Common Stock Purchase Warrant issued to AJW Offshore, Ltd., dated November 18, 2004.

4.27 Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated November 18, 2004.

4.28 Common Stock Purchase Warrant with AJW Partners, LLC, dated November 18, 2004.

4.29 Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated November 18, 2004.

4.30 Securities Purchase Agreement, dated as of April 22, 2005, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified
              Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 28, 2005 and incorporated herein by reference.

4.31 Secured Convertible Note issued to AJW Offshore, Ltd., dated April 22, 2005, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 28, 2005 and incorporated herein by reference.

4.32 Secured Convertible Note issued to AJW Qualified Partners, LLC, dated April 22, 2005, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 28, 2005 and incorporated herein by reference.

4.33 Secured Convertible Note issued to AJW Partners, LLC, dated April 22, 2005, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 28, 2005 and incorporated herein by reference.

4.34 Secured Convertible Note issued to New Millennium Capital Partners II, LLC, dated April 22, 2005, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 28, 2005 and incorporated herein by reference.

4.35 Common Stock Purchase Warrant issued to AJW Offshore, Ltd., dated April 22, 2005, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 28, 2005 and incorporated herein by reference.

4.36 Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated April 22, 2005, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 28, 2005 and incorporated herein by reference.

4.37 Common Stock Purchase Warrant with AJW Partners, LLC, dated April 22, 2005, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 28, 2005 and incorporated herein by reference.

4.38 Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated April 22, 2005, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 28, 2005 and incorporated herein by reference.

4.39 Registration Rights Agreement, dated as of April 22, 2005, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified
              Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 28, 2005 and incorporated herein by reference.

4.40 Security Agreement, dated as of April 22, 2005, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 28, 2005 and incorporated herein by reference.

4.41 Intellectual Property Security Agreement, dated as of April 22, 2005, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 28, 2005 and incorporated herein by reference.

4.42 Guaranty and Pledge Agreement, dated as of April 22, 2005, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., New Millennium Capital Partners II, LLC and Donald F. Evans, filed as an exhibit to the current report on Form 8-K filed with the Commission on April 28, 2005 and incorporated herein by reference.

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

5.1 Sichenzia Ross Friedman Ference LLP Opinion and Consent, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on May 20, 2005 and incorporated herein by reference.

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

14.1          Code of Conduct,  filed as an exhibit to the annual report on Form
              10-KSB   filed  with  the   Commission   on  April  15,  2005  and
              incorporated herein by reference.

23.1          Consent of Russell Bedford Stefanou Mirchandani LLP.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      The aggregate fees billed for professional services rendered by Russell Bedford Stefanou Mirchandani LLP for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $146,900 and $56,650 respectively.

AUDIT-RELATED FEES

      None.

TAX FEES

      None.

ALL OTHER FEES

      None.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

      We currently do not have a designated Audit Committee, and accordingly, our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                            CYBERLUX CORPORATION

Dated:  April 19, 2006                      By: /s/ DONALD F. EVANS
                                               --------------------------
                                            Donald F. Evans
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Dated:  April 19, 2006                      By: /s/ DAVID D. DOWNING
                                               --------------------------
                                            David D. Downing
                                            Chief Financial Officer
                                            (Principal Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE              TITLE                                      DATE

/s/ DONALD F. EVANS    Chief Executive Officer and                April 19, 2006
--------------------   Chairman of the Board of Directors
    Donald F. Evans

/s/ MARK D. SCHMIDT    President, Chief Operating Officer         April 19, 2006
--------------------   and Director
    Mark D. Schmidt

/s/ JOHN W. RINGO      Secretary, Corporate Counsel               April 19, 2006
--------------------   and Director
    John W. Ringo

/s/ ALAN H. NINNEMAN   Senior Vice President and Director         April 19, 2006
--------------------
    Alan H. Ninneman