Form 10QSB
period 2006-03-31
CYBERLUX CORP
filed 2006-05-11
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

                       For the Period Ended March 31, 2006
                        Commission file number 000-33415


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

      Yes [ ]   No [ x ]

As of May 10, 2006, the Company had 85,921,487 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

      Yes [ ]   No [X]

                              CYBERLUX CORPORATION

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2006

                                Table of Contents

PART I.  FINANCIAL INFORMATION

      Item 1.    Financial Statements

            Condensed Consolidated Balance Sheets:
            March 31, 2006 (Unaudited) and December 31, 2005                   3

            Condensed Consolidated Statements of Losses:
            Three Months Ended March 31, 2006 and 2005 (Unaudited)             4

            Condensed Consolidated Statements of Cash Flows:
            Three Months Ended March 31, 2006 and 2005 (Unaudited)             5

            Notes to Unaudited Condensed Consolidated Financial
            Information: March 31, 2006                                     6-22

      Item 2.    Management Discussion and Analysis                           23

      Item 3.    Controls and Procedures                                      35

PART II.  OTHER INFORMATION

      Item 1.    Legal Proceedings                                            36

      Item 2.    Unregistered Sales of Equity Securities and Use of
                 Proceeds                                                     36

      Item 3.    Defaults Upon Senior Securities                              37

      Item 4.    Submission of Matters to a Vote of Security Holders          37

      Item 5.    Other Information                                            37

      Item 6.    Exhibits                                                     37

Signatures                                                                    38

ITEM 1.  FINANCIAL STATEMENTS

                              CYBERLUX CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                                  March 31,          December 31,
                                                                                    2006                 2005
                                                                                ------------       ------------
                                                                                  Unaudited
                                     ASSETS
Current assets:
Cash &  cash equivalents                                                        $    208,086       $    475,656
Accounts receivable, net of allowance for doubtful accounts of $ 0                    50,442              9,424
Inventories, net of allowance of $111,052 and $110,821, respectively                 177,058            338,097
Other current assets                                                                  73,411             42,814
                                                                                ------------       ------------
Total current assets                                                                 508,997            865,991
Property, plant and equipment, net of accumulated depreciation of $125,370
and $118,105, respectively                                                            62,961             63,133
                                                                                ------------       ------------
Total Assets                                                                    $    571,958       $    929,124
                                                                                ============       ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                $    351,859       $    657,930
Accrued liabilities                                                                1,062,415            782,586
Short-term notes payable - related parties (Note F)                                  352,095            366,594
Short-term notes payable (Note B)                                                    676,577            542,783
                                                                                ------------       ------------
Total current liabilities                                                          2,442,946          2,349,893
                                                                                ------------       ------------
Long-term liabilities:

Notes payable (Note B)                                                               752,217            351,418
Derivative liability relating to convertible debentures (Note B)                   4,280,427          6,809,449
Warrant liability relating to convertible debentures (Note C)                      4,057,862          3,352,026
                                                                                ------------       ------------
Total long-term liabilities                                                        9,090,505         10,512,893
                                                                                ------------       ------------

Total liabilities                                                                 11,533,452         12,862,786
                                                                                ------------       ------------

Commitments and Contingencies (Note G)                                                    --                 --
Series A convertible preferred stock, $0.001 par value; 200 shares designated, 51.4806 and 59.8606 issued and  outstanding  as of March 31,
2006 and December 31, 2005, respectively                                             257,400            299,303
                                                                                ------------       ------------

DEFICIENCY IN STOCKHOLDERS' EQUITY (Note D)
Class B convertible preferred stock, $0.001 par value, 800,000 shares designated; 800,000 shares issued and outstanding for March 31, 2006 and
December 31, 2005                                                                        800                800
Common stock, $0.001 par value,  300,000,000 shares authorized; 85,428,795 and 75,608,334 shares  issued and  outstanding  as of March 31, 2006 and
December 31, 2005, respectively                                                       85,429             75,607

Additional paid-in capital                                                         7,208,557          6,382,569

Accumulated deficit                                                              (18,513,679)       (18,691,941)
                                                                                ------------       ------------
Deficiency in stockholders' equity                                               (11,218,893)       (12,232,965)
                                                                                ------------       ------------

Total liabilities and (deficiency) in stockholders' equity                      $    571,958       $    929,124
                                                                                ============       ============

    The accompanying notes are an integral part of these financial statements

                              CYBERLUX CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                    Unaudited

                                                                         Three months ended March 31,
                                                                          2006                2005
                                                                      -------------       -------------
                                                                                       As restated-Note K
                                                                                       ------------------
REVENUE:                                                              $      47,200       $      13,568

Cost of goods sold                                                          (53,687)             (6,369)
                                                                      -------------       -------------
    Gross margin (loss)                                                      (6,487)              7,199

OPERATING EXPENSES:
Marketing and advertising                                                    47,828              21,323
Impairment Loss                                                                  --              30,544
Depreciation and amortization                                                 7,265               8,294
Research and development                                                     38,826              18,696
General and administrative expenses                                       1,299,901             356,875
                                                                      -------------       -------------
Total operating expenses                                                  1,393,820             435,732

NET (LOSS) FROM OPERATIONS                                               (1,400,307)           (428,533)

Other income/(expense)
Unrealized  gain (loss) relating to adjustment of derivative and
warrant liability to fair value of underlying securities                  2,323,186          (2,012,245)
Interest income                                                                  --                 300
Interest expense                                                           (738,130)           (239,318)

Debt acquisition costs                                                       (6,487)                 --
                                                                      -------------       -------------

Net income/(loss) before provision for income taxes                         178,262          (2,679,796)

Income taxes (benefit)                                                           --                  --
                                                                      -------------       -------------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                    $     178,262       $  (2,679,796)
                                                                      =============       =============


Weighted average number of common shares outstanding, basic              80,285,613          27,919,776
                                                                      =============       =============

Weighted average number of common shares

outstanding, fully diluted                                              334,282,061         204,473,391
                                                                      =============       =============

Net income/(loss) per share - basic                                               $       $       (0.10)
                                                                      =============       =============

Net income/(loss) per share - fully diluted                           $          --       $       (0.10)
                                                                      =============       =============

Preferred dividend                                                    $      24,000       $      24,000
                                                                      =============       =============

    The accompanying notes are an integral part of these financial statements

                                  CYBERLUX, INC
                        CONDENSED STATEMENTS OF CASH FLOW
                                    Unaudited

                                                                                   Three months ended March 31,
                                                                                     2006              2005
                                                                                  -----------       -----------
                                                                                                 Restated-See Note K
                                                                                                -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to common stockholders                                $   178,262       $(2,679,796)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation                                                                            7,265             8,294
Common stock issued in connection with services rendered                              762,250                --
Common stock issued in settlement of debt                                              31,655            73,024
Accretion of convertible notes payable                                                367,196           123,288
Unrealized  (gain) loss on adjustment of derivative and warrant liability to
fair value of underlying securities                                                (2,323,186)        2,012,245
Impairment loss on patent                                                                  --            30,544
(Increase) decrease in:
Accounts receivable                                                                   (41,018)          (13,429)
Inventories                                                                           161,039                --
Prepaid expenses                                                                        9,402            32,169
Increase (decrease) in:
Accounts payable                                                                     (306,071)           23,912
Accrued liabilities                                                                   279,829            (9,718)
                                                                                  -----------       -----------
Net cash (used in) operating activities                                              (873,377)         (399,467)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                                            (7,093)             (963)
                                                                                  -----------       -----------
Net cash used in investing activities:                                                 (7,093)             (963)
                                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debenture                                   460,000                --
Net proceeds from borrowing on long term basis                                        152,400                --
Net proceeds (payments) to notes payable, related parties                                 500            (4,485)
                                                                                  -----------       -----------
Net cash provided by (used in) financing activities:                                  612,900            (4,485)
                                                                                  -----------       -----------

Net increase (decrease) in cash and cash equivalents                                 (267,570)         (404,915)
 Cash and cash equivalents at beginning of period                                     475,656           415,375
                                                                                  -----------       -----------
 Cash and cash equivalents at end of period                                       $   208,086       $    10,460

Supplemental disclosures:
Interest Paid                                                                     $     2,770       $    75,103
Income Taxes Paid                                                                          --                --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized  (gain) loss in adjustment of derivative and warrant liability to
fair value of underlying securities                                               $(2,323,186)      $ 2,012,245
Common stock issued for services rendered                                             762,250                --
Common stock issued in settlement of debt                                              31,655            73,024

    The accompanying notes are an integral part of these financial statements

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed financial statements should be read in conjunction with the December 31, 2005 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

BUSINESS AND BASIS OF PRESENTATION

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Until December 31, 2004, the Company was a development state enterprise as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises ("SFAS No.7"). The Company
develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of March 31, 2006, the Company has accumulated losses of $18,513,679.

REVENUE RECOGNITION

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which uperseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At March 31, 2006 and December 31, 2005, the Company did not have any deferred revenue.

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

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At March 31, 2006 and December 31, 2005, allowance for doubtful receivable was $0.

STOCK-BASED COMPENSATION:

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The fair value of each option grant issued after January 1, 2006 will be determined as of grant date, utilizing the Black-Scholes option pricing model. The amortization of each option grant will be over the remainder of the vesting period of each option grant.

As more fully described in finacial statements in included in Form 10-KB for the year ended December 31, 2005, the Company granted stock options over the years to employees of the Company under a non-qualified employee stock option plan. As of December 31, 2005, 33,580,000 stock options were outstanding and exercisable. The Company did not grant any stock options to employees during the quarter ended March 31, 2006. The Company did not recognize compensation expense related to employees stock options in the quarter ended March 31, 2006. The impact on earnings for the remainder of Fiscal 2006 for stock based compensation will depend on future stock option issuances.

In prior years, the Company applied the intrinsic-value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for the issuance of stock options to employees and accordingly compensation expense related to employees' stock options were recognized in the prior year financial statements to the extent options granted under stock incentive plans had an exercise price less than the market value of the underlying common stock on the date of grant.

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and loss per share would have been as follows:

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

------------------------------------------------------------- --------------------------------
                                                              For the three months ended March
                                                                 31, 2005-As restated-Note K
------------------------------------------------------------- --------------------------------
Net loss attributable to common stockholders -as reported             $(2,679,796)
------------------------------------------------------------- --------------------------------
Add. Total stock based employee compensation expense as
reported under intrinsic value method (APB No. 25)                             -
------------------------------------------------------------- --------------------------------
Deduct Total stock based employee compensation expense
as reported under fair value based method  (SFAS No. 123)                      -
------------------------------------------------------------- --------------------------------
Net loss -Pro Forma                                                  $(2,679,796)
------------------------------------------------------------- --------------------------------
Net loss attributable to common stockholders - Pro forma             $(2,679,796)
------------------------------------------------------------- --------------------------------
Basic (and assuming dilution) loss per share -as reported                 $(0.10)
------------------------------------------------------------- --------------------------------
Basic (and assuming dilution) loss per share - Pro forma                  $(0.10)
------------------------------------------------------------- --------------------------------

In determining the compensation cost of stock options granted to employees during the three months ended March 31, 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                           Three Months
                                                              Ended
                                                          March 31, 2005
                                                         ----------------
Risk-free interest rate                                            n/a
Expected life of options Granted                                   n/a
Expected Volatility                                                n/a  %
Expected dividend yield                                              0  %

      (a)The expected option life is based on contractual expiration dates.

PATENTS

During the year ended December 31, 2005, the Company management preformed an evaluation of its intangble assets (Patents) for purposes of determining the implied fair value of the assets at December 31, 2005. The test indicated that the recorded remaining book value of its patens exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $30,544, net of tax, or $0.00 per share during the three month period ended March 31, 2005 to reduce the carrying value of the patents to $0. Considerable management judgement is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

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

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

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

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable at March 31, 2006 and December 31, 2005 are as follows:

------------------------------------------------------------------------------- --------------------- ---------------------
                                                                                     March 31, 2006     December 31, 2005
------------------------------------------------------------------------------- --------------------- ---------------------
10% convertible  note payable,  unsecured and due September,  2003;  accrued and unpaid  interest  due at  maturity;  Note holder has the option to convert  note principal  together  with accrued and unpaid  interest to the  Company's  common stock at a rate of $0.50 per share. The Company is in
violation of the loan covenants                                                          $ 2,500              $ 2,500
------------------------------------------------------------------------------- --------------------- ---------------------

------------------------------------------------------------------------------- --------------------- ---------------------
10% convertible notes payable, unsecured and due March, 2003; accrued and unpaid interest  due at  maturity;  Note  holder has the option to convert  unpaid note principal  together  with accrued and unpaid  interest to the  Company's  common stock at a rate of $0.50 per share. The Company is in
violation of the loan covenants.                                                          25,000               25,000
------------------------------------------------------------------------------- --------------------- ---------------------

------------------------------------------------------------------------------- --------------------- ---------------------
10%  note  payable,  unsecured  and  due on  demand,  accrued  and  unpaid
interest due at maturity                                                                  15,000                    -
------------------------------------------------------------------------------- --------------------- ---------------------

------------------------------------------------------------------------------- --------------------- ---------------------
10% note  payable,  unsecured  and due  March,  2009,  accrued  and unpaid interest  due at  maturity.  Shareholders  secured  debt  with  shares  of
Company's common stock                                                                   152,400                    -
------------------------------------------------------------------------------- --------------------- ---------------------

------------------------------------------------------------------------------- --------------------- ---------------------
10% convertible debenture, due two years from the date of the note with interest payable  quarterly during the life of the note. The note is convertible into the
Company's  common stock at the lower of a) $0.72 or b) 50% of the average of the three lowest intraday  trading prices for the common stock on a principal market for twenty days before, but not including,  conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property and registration rights. The Company is in
violation of the loan covenants (see below)                                              634,077              515,283
------------------------------------------------------------------------------- --------------------- ---------------------

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (CONTINUED)

------------------------------------------------------------------------------- --------------------- ---------------------
                                                                                     March 31, 2006     December 31, 2005
------------------------------------------------------------------------------- --------------------- ---------------------
10% convertible  debenture,  due three years from date of the note with interest payable  quarterly during the life of the note. The note is convertible into the
Company's  common stock at the lower of a) $0.03 or b) 50% of the average of the three lowest intraday  trading prices for the common stock on a principal market for twenty days before, but not including,  conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property and registration rights. The Company is in
violation of the loan covenants (see below)                                              423,105              299,820
------------------------------------------------------------------------------- --------------------- ---------------------

------------------------------------------------------------------------------- --------------------- ---------------------
10% convertible  debenture,  due three years from date of the note with interest payable  quarterly during the life of the note. The note is convertible into the
Company's  common  stock at the lower of a) $0.6 or b) 50% of the average of the three lowest intraday  trading prices for the common stock on a principal market for twenty days before, but not including,  conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property and registration rights. The Company is in
violation of the loan covenents (see below)                                              115,434               49,680
------------------------------------------------------------------------------- --------------------- ---------------------

------------------------------------------------------------------------------- --------------------- ---------------------
8%  convertible  debenture,  due three years from date of the note with interest payable  quarterly during the life of the note. The note is convertible into the
Company's  common stock at the lower of a) $0.10 or b) 35% of the average of the three lowest intraday  trading prices for the common stock on a principal market for twenty days before, but not including,  conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets
and intellectual property and registration rights (see below)                             59,452                1,918
------------------------------------------------------------------------------- --------------------- ---------------------

------------------------------------------------------------------------------- --------------------- ---------------------
8%  convertible  debenture,  due  three  years  from the  date of the note  with interest payable  quarterly during the life of the note. The note is convertible into the  Company'common  stock at the lower of a)$0.10 or b) 55% of the average of the three lowest intraday  trading prices for the common stock on a principal market for twenty days before,  but not including,  conversion date. The Company granted  the  note  holder  a  security  interest  in  substantially  all of the
Company's assets and
intellectual property and registration rights. (See below)                                 1,826                   --
                                                                                       ---------            ---------
------------------------------------------------------------------------------- --------------------- ---------------------
                                                                                       1,428,794              894,201
------------------------------------------------------------------------------- --------------------- ---------------------
Less: current maturities                                                               (676,577)            (542,783)
                                                                                       ---------            ---------
------------------------------------------------------------------------------- --------------------- ---------------------
Notes payable and convertible debentures-long term portion                              $752,217             $351,418
                                                                                        ========             ========
------------------------------------------------------------------------------- --------------------- ---------------------

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (CONTINUED)

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

As of March 31, 2006, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for net proceeds of $1,186,281. The proceeds that the Company received were net of prepaid interest of $50,000 and related fees and costs of $263,719.

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

As of March 31, 2006, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for total proceeds of $1,352,067. The proceeds that the Company received were net of prepaid interest of $72,933 representing the first eight month's interest and related fees and costs of $75,000.

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

As of March 31, 2006, the Company issued to investors of the Convertible Notes a total amount of $800,000 in exchange for total proceeds of $775,000. The proceeds that the Company received were net of related fees and costs of $25,000.

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

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE B-NOTES PAYABLE AND CONVERTIBLE DEBENTURES (CONTINUED)

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

As of March 31, 2006, the Company issued to investors of the Convertible Notes a total amount of $700,000 in exchange for total proceeds of $675,000. The proceeds that the Company received were net of related fees and costs of $25,000.

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

The Company entered into a Securities Purchase Agreement with four accredited investors on March 31, 2006 for the issuance of $500,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 19,000,000 shares of the Company's common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.10 or b) 55% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of March 31, 2006, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $460,000. The proceeds that the Company received were net of related fees and costs of $40,000.

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

o Accreted principal of $1,233,894 and $866,701 as of March 31, 2006 and December 31, 2005, respectively.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE B-NOTES PAYABLE AND CONVERTIBLE DEBENTURES (CONTINUED)

The following table summarizes the various components of the convertible debentures as of March 31, 2006 and December 31, 2005:

----------------------------------------------------------------------- ------------------- ---------------------
                                                                          March 31, 2006     December 31, 2005
----------------------------------------------------------------------- ------------------- ---------------------
Convertible debentures                                                          $1,261,394             $ 894,201
----------------------------------------------------------------------- ------------------- ---------------------
Warrant liability                                                                2,919,377             2,013,188
----------------------------------------------------------------------- ------------------- ---------------------
Derivative liability                                                             4,280,427             6,809,449
                                                                                ----------            ----------
----------------------------------------------------------------------- ------------------- ---------------------
                                                                                 8,461,198             9,716,838
----------------------------------------------------------------------- ------------------- ---------------------
Cumulative  adjustment of derivative and warrant liability to fair              (2,199,803)           (4,322,637)
value
----------------------------------------------------------------------- ------------------- ---------------------
Cumulative  unrealized loss relating to conversion of convertible
notes to common shares charged to interest expense                                (597,194)             (565,539)
----------------------------------------------------------------------- ------------------- ---------------------
Cumulative accretion of principal related to convertible debentures             (1,233,894)             (866,701)
                                                                                ----------            ----------
----------------------------------------------------------------------- ------------------- ---------------------
                                                                                $4,430,307            $3,961,961
                                                                                ==========            ==========
----------------------------------------------------------------------- ------------------- ---------------------

NOTE C-WARRANT LIABILITY

Total warrant liability as of March 31, 2006 and December 31, 2005 are comprised of the following:

----------------------------------------------------------------------- ------------------- ---------------------
                                                                          March 31, 2006     December 31, 2005
----------------------------------------------------------------------- ------------------- ---------------------
Fair value of warrants relating to convertible debentures                       $2,919,377            $2,013,188
----------------------------------------------------------------------- ------------------- ---------------------
Fair value of warrants relating to preferred stock-class A                         720,827             1,147,334
----------------------------------------------------------------------- ------------------- ---------------------
Fair value of other outstanding warrants                                           417,659               191,504
                                                                                ----------            ----------
----------------------------------------------------------------------- ------------------- ---------------------
Total                                                                           $4,057,863            $3,352,026
                                                                                ==========            ==========
----------------------------------------------------------------------- ------------------- ---------------------

NOTE D -STOCKHOLDER'S EQUITY

SERIES A - CONVERTIBLE PREFERRED STOCK

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

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE D -STOCKHOLDER'S EQUITY (CONTINUED)

SERIES A - CONVERTIBLE PREFERRED STOCK (CONTINUED)

As of December 31, 2005, 20 of the Series A Preferred shareholders exercised the conversion right and exchanged 92 shares of Series A Preferred for 4,600,000 shares of the Company's common stock.

As of March 31, 2006, 3 of the Series A Preferred shareholders exercised the conversion right and exchanged 8 shares of Series A Preferred for 419,032 shares of the Company's common stock

The holders of the Series A Preferred shall have the right to vote, separately as a single class, at a meeting of the holders of the Series A Preferred or by such holders' written consent or at any annual or special meeting of the stockholders of the Corporation on any of the following matters: (i) the creation, authorization, or issuance of any class or series of shares ranking on a parity with or senior to the Series A Preferred with respect to dividends or upon the liquidation, dissolution, or winding up of the Corporation, and (ii) any agreement or other corporate action which would adversely affect the powers, rights, or preferences of the holders of the Series A Preferred.

The holders of record of the Series A Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($5,000.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company's common stock. Dividends on shares of the Series A Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series A Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of the period ended March 31, 2006, $0 in dividends were accumulated.

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

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE D -STOCKHOLDER'S EQUITY (CONTINUED)

SERIES A - CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

The Company is required to record a liability relating to the detachable warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14. As such:

         o Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, are accrued as adjustments to the liabilities at March 31, 2006 and December 31, 2005, respectively.

         o The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants noted above) is included as an other comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company's balance sheet.

The fair value of the detachable warrants as of March 31, 2006 and December 31, 2005 were as follows:

----------------------------------------------------- ------------------- ---------------------
                                                        March 31, 2006     December 31, 2005
----------------------------------------------------- ------------------- ---------------------
Fair  value of warrants relating to issuance of
convertible preferred stock:                               $720,827            $1,147,334
----------------------------------------------------- ------------------- ---------------------

The Company recorded an Unrealized Gain on the change in fair value of these detachable warrants of $426,507 and $343,678 for the three months ended March 31, 2006 and 2005, respectively.

SERIES B - CONVERTIBLE PREFERRED STOCK

On February 19, 2004, the Company filed a Certificate of Designation creating a Series B Convertible Preferred Stock classification for 800,000 shares.

In January, 2004, the Company issued 800,000 shares of its Series B Preferred in lieu of certain accrued management service fees payable and notes payable including interest payable thereon totaling $800,000 to officers of the company. The shares of the Series B Preferred are non voting and convertible, at the option of the holder, into common shares at $0.10 per share per share. The shares issued were valued at $1.00 per share, which represented the fair value of the common stock the shares are convertible into. In connection with the transaction, the Company recorded a beneficial conversion discount of $800,000 - preferred dividend relating to the issuance of the convertible preferred stock. None of the Series B Preferred shareholders have exercised their conversion right and there are 800,000 shares of Series B Preferred shares issued and outstanding at March 31, 2006 and December 31, 2005.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE D -STOCKHOLDER'S EQUITY (CONTINUED)

SERIES B - CONVERTIBLE PREFERRED STOCK (CONTINUED)

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

The holders of record of the Series B Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($1.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company , in shares of the Company's common stock. Dividends on shares of the Series B Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series B Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. For the period ended March 31, 2006 $ 216,000 in dividends were accumulated.

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

COMMON STOCK

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2006 and December 31, 2005, the Company has 85,428,795 and 75,608,334 shares issued and outstanding, respectively.

During the three months ended March 31, 2006, holders converted 8.3 shares of preferred stock - Class A into 419,032 shares of common stock. Each share of preferred stock is convertible into 50,000 shares of common stock.

In January, 2006, the Company issued 3,000,000 shares of its common stock at $0.084 per share in exchange for services.

In January, 2006, the Company issued 100,000 shares of its common stock at $0.113 per share in exchange for services.

In February, 2006, the Company issued 10,000 shares of its common stock at $0.095 per share in exchange for services.

In February, 2006, the Company issued 1,500,000 shares of its common stock at $0.092 per share in exchange for services.

In February, 2006, the Company issued 791,369 shares of its common stock at $0.04 per share on conversion of notes payable.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE D -STOCKHOLDER'S EQUITY (CONTINUED)

In March, 2006, the Company issued 4,000,000 shares in conjunction with the exercise of employee stock options at $0.09 per share.

NOTE E-STOCK OPTIONS AND WARRANTS

Class A Warrants
----------------

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at March 31, 2006:

------------------ ------------------ -------------------------- ----------------- ------------ -----------------------
                                      Warrants Outstanding                                      Warrants Exercisable
                                          Weighted Average           Weighted                          Weighted
                        Number          Remaining Contractual        Average         Number            Average
 Exercise Price       Outstanding           Life (years)          Exercise price   Exercisable      Exercise Price
------------------ ------------------ -------------------------- ----------------- ------------ -----------------------
      $0.01                  100,000            2.75                  $0.01            100,000          $0.01
------------------ ------------------ -------------------------- ----------------- ------------ -----------------------
      0.03                26,500,000            4.17                   0.03         26,500,000           0.03
------------------ ------------------ -------------------------- ----------------- ------------ -----------------------
      0.10                20,641,500            6.67                   0.10         20,641,500           0.10
------------------ ------------------ -------------------------- ----------------- ------------ -----------------------
      0.20                 1,845,000             1.5                   0.20          1,845,000           0.20
------------------ ------------------ -------------------------- ----------------- ------------ -----------------------
      0.25                10,301,564            0.97                   0.25         10,301,564           0.25
------------------ ------------------ -------------------------- ----------------- ------------ -----------------------
      0.50                 2,600,000            3.15                   0.50          2,600,000           0.50
------------------ ------------------ -------------------------- ----------------- ------------ -----------------------
      1.05                10,193,064             .97                   1.05         10,193,064           1.05
------------------ ------------------ -------------------------- ----------------- ------------ -----------------------

TRANSACTIONS INVOLVING THE COMPANY'S WARRANT ISSUANCE ARE SUMMARIZED AS FOLLOWS:

------------------------------------------------------- ------------------------
                                       Number of Shares      Weighted Average
                                                             Price Per Share
------------------------------------------------------- ------------------------
Outstanding at December 31, 2004            21,931,128           $0.90
------------------------------------------------------- ------------------------
Granted                                     26,500,000           0.03
------------------------------------------------------- ------------------------
Exercised                                           --             --
------------------------------------------------------- ------------------------
Canceled or expired                                 --             --
------------------------------------------------------- ------------------------
Outstanding at December 31, 2005            48,431,128           0.42
------------------------------------------------------- ------------------------
Granted                                     23,750,000           0.17
------------------------------------------------------- ------------------------
Exercised                                           --             --
------------------------------------------------------- ------------------------
Canceled or expired                                 --             --
------------------------------------------------------- ------------------------
Outstanding at March 31, 2006               72,181,128           0.34
------------------------------------------------------- ------------------------

Warrants granted during the period ended December 31, 2005 totaling 26,499,500 were issued in connection with debt financing. The warrants are exercisable until five years after the date of issuance at a purchase price of $0.03 per share on 25,000,000 warrants, $0.10 per share on 800,000 warrants and $0.15 per share on 699,500 warrants.

For the three months ended March 31, 2006, warrants totally 19,000,000 were issued in connection with debt financing. The warrants are exercisable until seven years after date of issuance at a purchase price of $0.10 per share. The warrants have a reset provision should the Company issue shares below $0.10 per share excluding conversion of related debt.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE E-STOCK OPTIONS AND WARRANTS (CONTINUED)

EMPLOYEE STOCK OPTIONS (CONTINUED)
----------------------------------

For the three months ended March 31, 2006, following warrants were issued in connection with services rendered:

      ------------------------- -------------------------- -----------------
      Number of warrants        purchase price per share:  Term (years)
      ------------------------- -------------------------- -----------------
                 1,550,000                   $0.10                  2.75
      ------------------------- -------------------------- -----------------
                 1,550,000                   $0.25                  2.75
      ------------------------- -------------------------- -----------------
                 1,550,000                   $1.05                  2.75
      ------------------------- -------------------------- -----------------
                  100,000                    $0.01                  2.75
      ------------------------- -------------------------- -----------------

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at March 31, 2006:

                           Options Outstanding                              Options Exercisable
------------------- ----------------- -------------------- -------------- ----------------- -----------------
                                       Weighted Average      Weighted                           Weighted
                                           Remaining          Average                           Average
     Exercise            Number        Contractual Life      Exercise          Number           Exercise
      Prices          Outstanding           (Years)            Price        Exercisable          Price
------------------- ----------------- -------------------- -------------- ----------------- -----------------
           $0.2125         2,000,000                 2.71        $0.2125         2,000,000           $0.2125
------------------- ----------------- -------------------- -------------- ----------------- -----------------
            0.2125         2,000,000                 3.12         0.2125         2,000,000            0.2125
------------------- ----------------- -------------------- -------------- ----------------- -----------------
              0.10        12,000,000                 4.79           0.10        12,000,000              0.10
------------------- ----------------- -------------------- -------------- ----------------- -----------------
            0.0295        10,948,237                 6.07         0.0295        10,948,237            0.0295
------------------- ----------------- -------------------- -------------- ----------------- -----------------

Transactions involving stock options issued to employees are summarized as follows:

--------------------------------------- -------------------- -------------------
                                                             Weighted Average
                                        Number of Shares     Price Per Share
--------------------------------------- -------------------- -------------------
Outstanding at December 31, 2004:       4,000,000            $0.2125
--------------------------------------- -------------------- -------------------
Granted                                 29,580,000           0.058
--------------------------------------- -------------------- -------------------
Exercised                                  -                    -
--------------------------------------- -------------------- -------------------
Canceled or expired                        -                    -
--------------------------------------- -------------------- -------------------
Outstanding at December 31, 2005:       33,580,000           $0.076
--------------------------------------- -------------------- -------------------
Granted                                    -                    -
--------------------------------------- -------------------- -------------------
Exercised                               (6,631,763)          0.0295
--------------------------------------- -------------------- -------------------
Canceled or expired                        -                    -
--------------------------------------- -------------------- -------------------
Outstanding at March 31, 2006:          26,948,237           $0.088
--------------------------------------- -------------------- -------------------

The weighted-average fair value of stock options granted to employees during the year ended December 31, 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE E-STOCK OPTIONS AND WARRANTS (CONTINUED)

EMPLOYEE STOCK OPTIONS (CONTINUED)
----------------------------------

For the year ended December 31,2005:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date                                        2%
Expected stock price volatility                                             255%
Expected dividend payout                                                     --
Expected option life-years (a)                                                7
(a)The expected option life is based on contractual expiration dates.

NOTE F -RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 12% per annum. As of March 31, 2006 and December 31, 2005 , the balance due to the officers was $352,095 and $366,595, respectively.

NOTE G -COMMITMENTS AND CONTINGENCIES

Consulting Agreements
---------------------

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Operating Lease Commitments
---------------------------

The Company leases office space in Durham, NC on a five year lease expiring April, 2008 for an annualized rent payment of $43,127. Additionally the Company leases warehouse space on a month to month basis for $550 per month. At December 31, 2005, schedule of the future minimum lease payments is as follows:

               2006                     $43,127
               2007                      43,127
               2008                      14,376
               2009                           -
               2010                           -

Litigation
----------

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

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE G -COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE H- (LOSS) INCOME PER SHARE

The following table presents the computation of basic and diluted (loss) income per share:

---------------------------------------------------------------- ----------------------------------------------------
                                                                        For the three months ended March 31,
                                                                        2006            2005- As restated-Note K
---------------------------------------------------------------- ------------------- --------------------------------
Net income (loss) available to common stockholders                         $178,262                     $(2,679,796)
---------------------------------------------------------------- ------------------- --------------------------------
Basic income/(loss) per share                                                   0.0                           (0.10)
---------------------------------------------------------------- ------------------- --------------------------------
Fully diluted income/(loss) per share                                           0.0                           (0.10)
---------------------------------------------------------------- ------------------- --------------------------------
=Weighted average common shares outstanding (basic)                       80,285,613                       27,919,776
---------------------------------------------------------------- ------------------- --------------------------------
Weighted average commons shares outstanding (fully diluted)             334,282,061                      204,473,391
---------------------------------------------------------------- ------------------- --------------------------------

As of March 31, 2005, 176,553,615 potential shares were excluded from the shares used to calculate diluted loss per share as their inclusion would reduce net loss per share.

NOTE I - BUSINESS CONCENTRATION

Sales to 3 major customers approximated $18,900 or 40% of total sales for the three months ended March 31, 2006.

Purchases from the Company's 3 major suppliers approximated $48,142 or 90% of total purchases for the three months ended March 31, 2006.

NOTE J- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of March 31, 2006, the Company incurred accumulated losses of $18,513,679. The Company's current liabilities exceeded its current assets by $1,933,949 as of March 31, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                              CYBERLUX CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)

NOTE J- GOING CONCERN MATTERS (CONTINUED)

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

NOTE K-RESTATEMENT

During 2005, it was determined the correct application of accounting principles had not been applied in the 2004 and 2003 accounting for convertible debentures and detachable warrants (See note B above).

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

In accordance with Accounting Principles Board Opinion,  Accounting Changes (APB
20) the necessary corrections to apply the accounting principles on the aformentioned transactions are currently reflected in the reported Statement of Operations and Statement of Cash Flows for the three months ended March 31, 2005 financial information. The impact to the previously issued March 31, 2005 financial statements is as follows:

------------------------------------------ ----------------------- --------------------- ---------------------
                                               March 31, 2005         March 31, 2005       Amount increase
                                            financial statement    financial statement   (decrease) in March
                                              balance prior to       post restatement     31, 2005 financial
                                                restatement                                   statements
------------------------------------------ ----------------------- --------------------- ---------------------
Net (loss)                                             $(423,660)          $(2,679,796)            $2,256,136
------------------------------------------ ----------------------- --------------------- ---------------------

------------------------------------------ ----------------------- --------------------- ---------------------
Loss per share-basic and fully diluted                    $(0.02)               $(0.10)               $(0.08)
------------------------------------------ ----------------------- --------------------- ---------------------

The resulting effects on the prior period adjustments on the March 31, 2005 cash flows by area are as follows:

---------------------------------- -------------------- -------------------------- --------------------------
                                     March 31, 2005     March 31, 2005 cash flow        Amount increase
                                        cash flow            statement post         (decrease) in March 31,
                                    statement balance          restatement         2005 cash flow statement
                                        prior to
                                       restatement
---------------------------------- -------------------- -------------------------- --------------------------
Net cash from operating activities           $(326,442)                 $(399,467)                  $(73,025)
---------------------------------- -------------------- -------------------------- --------------------------
Net cash from investing activities               (963)                      (963)                          -
---------------------------------- -------------------- -------------------------- --------------------------
Net cash from financing activities            (77,510)                    (4,485)                     73,025
---------------------------------- -------------------- -------------------------- --------------------------

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

      We are developing and marketing new product applications of solid-state diodal illumination (TM) that demonstrate added value over traditional lighting systems. "Diodal(TM)" is our trademark. Using proprietary technology, we are creating a family of products for task and accent lighting, emergency and security lighting, and specialized lighting systems for military and Homeland Security. Our solid-state lighting technology offers extended light life and greater cost effectiveness than other existing forms of illumination. We are expanding our marketing activity into channels of retail, commercial, institutional and military sales.

      With our Aeon task and accent lighting, the target markets include kitchen and bath cabinet manufacturers, designer and installation contractors for the residential market. In the commercial markets, our Aeon task and accent lighting products and Reliabright emergency and security lighting products address the lighting needs in hotels, hospitals, nursing homes, airports, shopping centers and multiple family complexes; long-term evacuation solutions for theaters, office and public buildings; reduced maintenance cost solutions for property managers as applied to walkway, corridor or landscape lighting. For our retail products, our target customers include the home improvement and consumer goods retailers. For the military and Homeland Security Watchdog and BrightEye products, our target markets include all branches of the military and all government organizations providing homeland security services such as border control and airport security.

      On Janurary 10, 2006, we met with the Department of Homeland Security in Washington, D.C. to discuss the potential use of our military-grade solid-state lighting technology as the lighting solution for the Secure Border Initiative (SBInet). As a result, we were invited to attend the SBInet Industry Day to meet the primary contractor companies that we could supply with our lighting solutions if we became a subcontractor. We also learned of the unsolicited proposal process where companies submit solutions for consideration within the Department of Homeland Security.

      Between January 11, 2006 and January 14, 2006, we attended the International Builder's Show in Orlando, Florida, to promote our Aeon lighting solutions products. The Aeon products bring cool-to-the-touch and long-lasting light into the residential and commercial market for use in closets, cabinet interiors, under-cabinet lighting and kitchen counters. The solid state semiconductors, trademarked by Cyberlux as diodal(TM) lighting elements, consume 92 percent less energy than conventional lighting elements. Approximately 100,000 housing professionals, including home and apartment builders, architects, product manufacturers, and those involved in every aspect of residential and light commercial construction attended the International Builder's Show. The National Association of Home Builders featured more than 1,600 exhibitors showcasing the latest designs, technologies, products and services available to the home building community. We scheduled meetings and educational sessions to present our Aeon products to home builders, architects and designers.

      On January 17, 2006, we entered into an agreement with NewDominion Capital Group ("NewDominion") of Arlington, Virginia, to serve as our exclusive financial adviser. Under the terms of the agreement, NewDominion was engaged to restructure our debt which includes a mandatory payoff of the NIR Group investors and a subsequent capital raise through arrangements undertaken by NewDominion with the assistance of our management.

      On January 26, 2006, we attended the Secure Border Initiative (SBInet) Industry Day hosted by the Department of Homeland Security. As a result, we were able to determine which primary contractors we should pursue a subcontractor relationship with as a leader in solid-state lighting solutions.

      On January 27, 2006, we announced that we had been awarded a U.S. patent for emergency lighting technology based on light emitting diodes (LEDs). The patent, Number 6,986,589, is for `Apparatus and Methods for Providing and Emergency Lighting Augmentation System.' The development of the ReliaBright Emergency Lighting System (ELS) led to the patent filing. The ReliaBright ELS is designed to retrofit as an augmentation to existing lighting systems in commercial buildings, and it can be adapted for a variety of applications and uses. These claims lead to new opportunities for the ReliaBright ELS technology in the commercial, military and homeland security markets.

      On February 7, 2006, we announced that we had agreements with two national catalog and online retailers to offer our EverOn Emergency and Multi-Purpose LED light to more than 10 million customers. The EverOn product will be offered by Solutions Catalog, a national catalog retailer. Solutions is part of Norm Thompson Outfitters, a leader in direct mail and retail sales. The EverOn product will also be offered by Stacks and Stacks, a nationally recognized retail, catalog and internet company based in San Francisco.

      On February 13, 2006, we presented our LED solid-state lighting products developed for defense and homeland security initiatives to representatives from the military, Secret Service, FBI, Homeland Security and the federal intelligence communities in a meeting hosted by the North Carolina Technology Association. We demonstrated our Watchdog Portable Covert Illumination System, an advanced lighting system selected by the U.S. Air Force's Air Mobility Battlelab. The system was designed to protect military assets on the ground, such as an airplane, be creating a `lightless' zone around the asset while illuminating the surrounding protection boundary. We also demonstrated our Bright Eye Portable Illumination System for border security initiatives, extending visible or covert infrared lighting more than 600 feet.

      On February 23, 2006, we met with the Army and Air National Guard Bureau, the central command for the National Guard, to discuss the potential use of our military-grade solid-state lighting technology as the lighting solution for the various National Guard emergency response, border patrol and enforcement responsibilities. As a result, we were invited to participate in the first annual National Guard J3 Domestic Operations Conference. At the conference which as held March 21-23, 2006, the National Guard personnel reviewed our Cyberlux Watchdog and BrightEye Portable Covert and Visible Illumination Systems. We hope to create demand for our portable, lightweight illumination systems, particularly from units supporting states where border security or emergency response capabilities are critical.

      On March 21, 2006, we met with and began substantive discussions with a leading global retailer regarding the EverOn product distribution and the upcoming hurricane season.

      On March 26, 2006, we announced that we were awarded a United States government contract for energy saving lighting products through the General Services Administration (GSA) Supply Schedule. Under the terms of the Federal Supply Schedule contract, we can now sell our solid-state light emitting diode
(LED) Aeon task and accent lighting products as a primary contractor to any U.S. Government purchasing organization. The contract period is March 2006 through March 2011.

      On March 29, 2006, we announced that we had completed the contract requirements associated with the advanced solid-state LED security lighting system developed for the United States Air Force. Based on the demonstration results of the Portable Covert Illumination System, the Air Mobility Battlelab completed the project briefing with A7 Air Mobility Command senior commanders and successfully transitioned the Watchdog System to field trials for procurement. As part of the Air Mobility Battlelab transition plan, the Air Mobility Command will purchase Watchdog Systems for initial field deployment. The unique properties of the Watchdog System have prompted purchase intentions from other branches of the U.S. Military.

      On March 30, 2006, we submitted a formal Unsolicited Proposal to the Department of Homeland Security (DHS) for consideration of our military-grade solid-state lighting technology as the lighting solution for the DHS' emergency response, border patrol, threat prevention and law enforcement responsibilities

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

REVENUES

      Revenues for the three months ended March 31, 2006 were $47,200 as compared to $13,568 for the same period ended March 31, 2005.

OPERATING EXPENSES

      Operating expenses for the three months ended March 31, 2006 were $1,393,820 as compared to $435,732 for the same period ended March 31, 2005. Included in the three months ended March 31, 2006 are $47,828 in expenses for market development and literature. This compares to $21,323 for the three months ended March 31, 2005. Additionally, we incurred non cash expenses relating to the exercise of options and payments for services rendered totaling $762,250 for the three month period ended March 31, 2006 as compared with $0 for same period in 2005.

      As a result  of  limited  capital  resources  and  minimal  revenues  from operations from its inception, we have relied on the issuance of equity securities to non-employees in exchange for services. Our management enters into equity compensation agreements with non-employees if it is in our best interest under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123 and 123(R), Accounting for Stock Based Compensation. In order conserve its limited operating capital resources, we anticipate continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on our results of operations during the next twelve months.

Liquidity and Capital Resources
-------------------------------

      As of March 31, 2006, we had a working capital deficit of $1,933,949. As a result of our operating losses for the three months ended March 31, 2006, we generated a cash flow deficit of $873,377 from operating activities. Cash flows used in investing activities was $7,093 during the three month period through March 31, 2006. We met our cash requirements during this period through the issuance of convertible debentures of $460,000 $152,400 from the issuance of notes payable and advances of $500, net of repayments, to our officers and shareholders and advances.

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

      Our independent certified public accountant has stated in their report included in our December 31, 2005, Form 10-KSB, as amended, that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

      On March 30, 2006, we entered into a financing agreement with the International Capital Group, LLC whereby our Directors pledged 4,000,000 shares of their personal common stock as collateral for a loan in the amount of $152,400. The loan carries an interest rate of 4.99% payable quarterly and has a maturity of March 31, 2009.

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

Critical Accounting Policies
----------------------------

      In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

Stock Based Compensation
------------------------

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The fair value of each option grant issued after January 1, 2006 will be determined as of grant date, utilizing the Black-Scholes option pricing model. The amortization of each option grant will be over the remainder of the vesting period of each option grant.

      As more fully described in finacial statements in included in Form 10-KB for the year ended December 31, 2005, the Company granted stock options over the years to employees of the Company under a non-qualified employee stock option plan. As of December 31, 2005, 33,580,000 stock options were outstanding and exercisable. The Company did not grant any stock options to employees during the quarter ended March 31, 2006. The Company did not recognize compensation expense related to employees stock options in the quarter ended March 31, 2006. The impact on earnings for the remainder of Fiscal 2006 for stock based compensation will depend on future stock option issuances.

      In prior years, the Company applied the intrinsic-value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for the issuance of stock options to employees and accordingly compensation expense related to employees' stock options were recognized in the prior year financial statements to the extent options granted under stock incentive plans had an exercise price less than the market value of the underlying common stock on the date of grant.

Non-GAAP Financial Measures
---------------------------

      The financial statements appearing in this quarterly report on Form 10-QSB do not contain any financial measures which are not in accordance with generally accepted accounting procedures.

Inflation
---------

      In the opinion of management, inflation has not had a material effect on our financial condition or results of its operations

Off-Balance Sheet Arrangements
------------------------------

      We do not maintain off-balance sheet arrangements nor do we participate in non-exchange traded contracts requiring fair value accounting treatment.

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

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

      We incurred a net loss of $9,410,657 for the year ended December 31, 2005 compared to a net income of $3,103,049 for the year ended December 31, 2004. For the three months ended March 31, 2006, we incurred a net loss of $[ ]. As of March 31, 2006, we had an accumulated deficit of $[ ]. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

      We have issued 800,000 shares of Series B Convertible Preferred Stock to our officers and directors which are convertible into 8 million shares of common stock and, in the aggregate, have the right to cast 80 million votes in any vote by our shareholders. Combined with the number of shares of common stock held by our officers and directors, they have the right to cast approximately 50% of all votes by our shareholders. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

SEPTEMBER 2004, APRIL 2005 AND OCTOBER 2005 SECURED CONVERTIBLE NOTES, COMBINED
-------------------------------------------------------------------------------

                                           Number              % of
% Below     Price Per    With Discount     of Shares        Outstanding
Market        Share         at 50%         Issuable           Stock
------        -----         ------         --------           -----
25%          $.0525         $.02625         122,204,997       58.86%
50%          $.035          $.0175          183,307,495       68.21%
75%          $.0175         $.00875         366,614,990       81.10%

DECEMBER 2005 SECURED CONVERTIBLE NOTES
---------------------------------------

                                           Number              % of
% Below     Price Per    With Discount     of Shares        Outstanding
Market        Share       at 55%           Issuable           Stock
------        -----       ------           --------           -----
25%          $.0525       $.023625           29,629,630       25.75%
50%          $.035        $.01575            44,444,445       34.22%
75%          $.0175       $.007875           88,888,889       50.99%

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

ITEM 3. CONTROLS AND PROCEDURES

      a)    EVALUATION OF DISCLOSURE  CONTROLS AND  PROCEDURES:  As of March 31,
            2006, our management carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      During the three months ended March 31, 2006, we issued 419,032 shares of common stock for the conversion of 8.4 shares of Series A preferred stock.

      In March 2006, we issued 791,369 shares of common stock at $0.04 per share on conversion of notes payable.

      In January 2006, we issued 3,000,000 shares of common stock at $0.084 per share, 100,000 shares of common stock at $0.113 per share and 10,000 shares at $0.095, in exchange for services rendered.

      In February 2006, we issued 1,500,000 shares of common stock at $0.092 per share in exchange for services rendered.

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC on March 27, 2006, for the sale of (i) $500,000 in secured convertible notes and (ii) a warrants to purchase 19,000,000 shares of our common stock.

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

      Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the registration statement are unaffiliated with us.

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


                       CYBERLUX CORPORATION

Date:  May 11, 2006    By: /s/ DONALD F. EVANS
                       -----------------------
                       Donald F. Evans
                       Chief Executive Officer (Principal Executive Officer) and
                       Chairman of the Board of Directors

Date:  May 11, 2006    By: /s/ DAVID D. DOWNING
                       ------------------------
                       David D. Downing
                       Chief Financial Officer (Principal Financial Officer and
                       Principal Accounting Officer)