Form 10QSB
period 2006-06-30
CYBERLUX CORP
filed 2006-08-14
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

                       For the Period Ended June 30, 2006
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

     Yes |_| No |X|

As of August 9, 2006, the Company had 96,866,844 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

     Yes |_| No |X|

                              CYBERLUX CORPORATION

                     Quarterly Report on Form 10-QSB for the
                      Quarterly Period Ending June 30, 2006

                                Table of Contents

PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets:
               June 30, 2006 (Unaudited) and December 31, 2005 (Audited)      3

               Condensed Consolidated Statements of Losses:
               Three and Six Months Ended June 30, 2006 and 2005
               (Unaudited)                                                    4

               Condensed Consolidated Statements of Cash Flows:
               Six Months Ended June 30, 2006 and 2005 (Unaudited)            5

               Notes to Unaudited Condensed Consolidated Financial
               Information: June 30, 2006                                   6-24

  Item 2.   Management Discussion and Analysis                             25-36

  Item 3.   Controls and Procedures                                           37

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings                                                 38

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds    38-39

  Item 3.   Defaults Upon Senior Securities                                   39

  Item 4.   Submission of Matters to a Vote of Security Holders               39

  Item 5.   Other Information                                                 39

  Item 6.   Exhibits                                                          39

Signatures                                                                    40

Item 1.  Financial Statements


                                              CYBERLUX CORPORATION
                                            CONDENSED BALANCE SHEETS

                                                                                          (Unaudited)
                                                                                            June 30,     December 31,
                                                                                              2006           2005
                                                                                          ------------   ------------
ASSETS
Current assets:
Cash & cash equivalents                                                                   $    171,881   $    475,656
Accounts receivable, net of allowance for doubtful accounts of $ -0-                            16,966          9,424
Inventories, net of allowance of $111,052 and $110,821, respectively                           180,600        338,097
Other current assets                                                                            38,851         42,814
                                                                                          ------------   ------------
Total current assets                                                                           408,298        865,991
Property, plant and equipment, net of accumulated depreciation of $131,212 and
  $118,105, respectively                                                                        59,104         63,133
                                                                                          ------------   ------------
Total Assets                                                                              $    467,402   $    929,124
                                                                                          ============   ============
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                          $    481,414   $    657,930
Accrued liabilities                                                                          1,463,330        782,586
Short-term notes payable - related parties                                                     404,595        366,594
Short-term notes payable                                                                       764,118        542,783
                                                                                          ------------   ------------
Total current liabilities                                                                    3,113,457      2,349,893
                                                                                          ------------   ------------
Long-term liabilities:
Notes payable                                                                                1,315,088        351,419
Derivative liability relating to convertible debentures                                      4,329,728      6,809,449
Warrant liability relating to convertible debentures                                         3,172,490      3,352,025
                                                                                          ------------   ------------
Total long-term liabilities                                                                  8,817,306     10,512,893
                                                                                          ------------   ------------
Total liabilities                                                                           11,930,763     12,862,786
                                                                                          ------------   ------------
Commitments and Contingencies
Series A convertible  preferred stock, $0.001 par value; 200 shares designated,
  51.4806 and 59.8606 issued and outstanding as of June 30, 2006 and
  December 31, 2005, respectively                                                              257,400        299,303
                                                                                          ------------   ------------
DEFICIENCY IN STOCKHOLDERS' EQUITY
Class B convertible preferred stock, $0.001 par value, 800,000 shares designated;
  800,000 shares issued and outstanding for June 30, 2006 and December 31, 2005                    800            800
Common stock, $0.001 par value, 300,000,000 shares authorized; 96,775,237 and
  75,608,334 shares issued and  outstanding as of June 30, 2006 and
  December 31, 2005, respectively                                                               96,775         75,607
Subscription receivable                                                                       (335,406)            --
Additional paid-in capital                                                                   7,939,655      6,382,569
Accumulated deficit                                                                        (19,422,585)   (18,691,941)
                                                                                          ------------   ------------
Deficiency in stockholders' equity                                                         (11,720,761)   (12,232,965)
                                                                                          ------------   ------------
Total liabilities and (deficiency) in stockholders' equity                                $    467,402   $    929,124
                                                                                          ============   ============

    The accompanying notes are an integral part of these unaudited condensed financial statements

                              CYBERLUX CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS

                                                             Unaudited
                                                    Three months ended June 30,         Six months ended June 30,
                                                 --------------------------------   --------------------------------
                                                     2006             2005              2006             2005
                                                 -----------   ------------------   -----------   ------------------
                                                               As restated-Note K                 As restated-Note K
                                                               ------------------                 ------------------
REVENUE:                                         $    83,026      $        200      $   130,226      $     13,768
Cost of goods sold                                   (20,980)          (23,117)         (74,667)          (29,486)
                                                 -----------      ------------      -----------      ------------
  Gross margin (loss)                                 62,046           (22,917)          55,559           (15,718)

OPERATING EXPENSES:
Marketing and advertising                             69,387           116,349          117,215           137,672
Impairment Loss                                           --                --               --            30,544
Depreciation and amortization                          5,842             4,886           13,107            13,180
Research and development                              75,537           100,884          114,363           119,580
General and administrative expenses                  949,609           468,356        2,249,510           825,231
                                                 -----------      ------------      -----------      ------------
Total operating expenses                           1,100,375           690,475        2,494,195         1,126,207

NET LOSS FROM OPERATIONS                          (1,038,329)         (713,392)      (2,438,636)       (1,141,925)
Other income/(expense):
Unrealized  gain (loss) relating to adjustment
  of derivative and warrant liability to fair
  value of underlying securities                     836,071       (15,919,769)       3,159,257       (17,932,014)
Interest income                                           38                --               38               300
Debt forgiveness                                      36,799                --           36,799                --
Interest expense                                    (740,494)         (479,780)      (1,478,624)         (719,098)
Debt acquisition costs                                (2,992)               --           (9,479)          (94,330)
                                                 -----------      ------------      -----------      ------------
Net loss before provision for income taxes          (908,906)      (17,112,941)        (730,644)      (19,887,067)
Income taxes (benefit)                                    --                --               --                --
                                                 -----------      ------------      -----------      ------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS        $  (908,906)     $(17,112,941)     $  (730,644)     $(19,887,067)
                                                 ===========      ============      ===========      ============
Weighted average number of common shares
  outstanding                                     88,460,138        41,216,067       84,395,457        34,604,651
                                                 ===========      ============      ===========      ============
Net income/(loss) per share - basic and fully
  diluted                                        $     (0.01)     $      (0.42)     $     (0.01)     $      (0.57)
                                                 ===========      ============      ===========      ============
Preferred dividend                               $    24,000      $     24,000      $    24,000      $     24,000
                                                 ===========      ============      ===========      ============

    The accompanying notes are an integral part of these unaudited condensed financial statements

                                  CYBERLUX, INC
                        CONDENSED STATEMENTS OF CASH FLOW
                                    Unaudited

                                                                                  Six months ended June 30,
                                                                             ---------------------------------
                                                                                 2006             2005
                                                                             -----------   -------------------
                                                                                           Restated-See note K
                                                                                           -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) available to common stockholders                                  $  (730,644)     $(19,887,067)
Adjustments  to  reconcile  net  income  (loss) to cash used in  operating activities
Depreciation                                                                      13,107            13,180
Warrants issued in connection with services rendered                                  --            14,160
Common stock issued in connection with services rendered                       1,169,289            29,000
Common stock issued in settlement of debt-related expense                         31,655           339,238
Accretion of convertible notes payable                                           770,605           302,648
Unrealized  (gain) loss on adjustment of derivative and warrant  liability
  to fair value of underlying securities                                      (3,159,257)       17,932,014
Impairment loss on patent                                                             --            30,544
(Increase) decrease in:
Accounts receivable                                                               (7,542)          (10,000)
Inventories                                                                      157,497                --
Prepaid expenses and other assets                                                 43,962          (119,080)
Increase (decrease) in:
Accounts payable                                                                (176,516)          (11,537)
Accrued liabilities                                                              680,744            56,518
                                                                             -----------      ------------
Net cash (used in) operating activities                                       (1,207,099)       (1,310,382)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of fixed assets                                                       (9,078)          (30,856)
                                                                             -----------      ------------
Net cash used in investing activities:                                            (9,078)          (30,856)
                                                                             -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debenture                              460,000         1,100,000
Net proceeds from borrowing on long term basis                                   414,402                --
Net proceeds (payments) to notes payable, related parties                         38,000           (32,485)
                                                                             -----------      ------------
Net cash provided by (used in) financing  activities:                            912,402         1,067,515
                                                                             -----------      ------------
Net increase (decrease) in cash and cash equivalents                            (303,775)         (273,723)
  Cash and cash equivalents at beginning of period                               475,656           415,375
                                                                             -----------      ------------
Cash and cash equivalents at end of period                                   $   171,881      $    141,652
                                                                             ===========      ============
Supplemental disclosures:
Interest Paid                                                                $    29,280      $     75,103
Income Taxes Paid                                                                     --                --

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized  (gain) loss in adjustment of derivative and warrant  liability
  to fair value of underlying securities                                     $(3,159,257)     $ 17,932,014
Common stock issued for services rendered                                    $ 1,169,289      $     29,000
Common stock issued in settlement of debt                                    $    31,655      $    339,238

    The accompanying notes are an integral part of these unaudited condensed financial statements

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed financial statements should be read in conjunction with the December 31, 2005 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Until December 31, 2004, the Company was a development state enterprise as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises ("SFAS No.7"). The Company
develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of June 30, 2006, the Company has accumulated losses of $19,422,585.

Revenue Recognition

Revenues are recognized in the period that services are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At June 30, 2006 and December 31, 2005, the Company did not have any deferred revenue.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), MULTIPLE DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's financial position and results of operations was not significant.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Reclassification

Certain reclassifications have been made to prior periods' data to conform to the current presentation. These reclassifications had no effect on reported losses.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At June 30, 2006 and December 31, 2005, allowance for doubtful receivable was $0.

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement
123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The fair value of each option grant issued after January 1, 2006 will be determined as of grant date, utilizing the Black-Scholes option pricing model. The amortization of each option grant will be over the remainder of the vesting period of each option grant.

As more fully described in the financial statements included in Form 10-KSB for the year ended December 31, 2005, the Company granted stock options over the years to employees of the Company under a non-qualified employee stock option plan. As of December 31, 2005, 33,580,000 stock options were outstanding and exercisable. The Company did not grant any stock options to employees during the six months ended June 30, 2006. The Company did not recognize compensation expense related to employees' stock options in the six months ended June 30, 2006. The impact on earnings for the remainder of Fiscal 2006 for stock based compensation will depend on future stock option issuances.

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

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Stock-Based Compensation (continued)

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and loss per share would be as follows:

                                                               For the six
                                                            months ended June
                                                               30, 2005-As
                                                             restated-Note K
                                                            -----------------
Net loss attributable to common stockholders -as reported        $(19,887,067)
Add. Total stock based employee compensation expense as
  reported under intrinsic value method (APB No. 25)                       --
Deduct Total stock based employee compensation expense
  as reported under fair value based method
  (SFAS No. 123)                                                     (478,800)
Net loss -Pro Forma                                              $(20,365,867)
Net loss attributable to common stockholders - Pro forma         $(20,365,867)
Basic (and assuming dilution) loss per share -as reported        $      (0.57)
Basic (and assuming dilution) loss per share - Pro forma         $      (0.59)

In determining the compensation cost of stock options granted to employees during the six months ended June 30, 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                     Six Months
                                        Ended
                                    June 30, 2005
                                   --------------
Risk-free interest rate                        2%
Expected life of options Granted           6 yrs
Expected Volatility                          250%
Expected dividend yield                        0%

(a)The expected option life is based on contractual expiration dates.

Patents

During the year ended December 31, 2005, the Company management preformed an evaluation of its intangble assets (Patents) for purposes of determining the implied fair value of the assets at December 31, 2005. The test indicated that the recorded remaining book value of its patens exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $30,544, net of tax, or $0.00 per share during the six month period ended June 30, 2005 to reduce the carrying value of the patents to $0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Recent pronouncements

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143," which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company adopted this interpretation from January 1, 2006. The adoption of this Interpretation did not have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company adopted of this SFAS with its restatements included within.

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

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable at June 30, 2006 and December 31, 2005 are as follows:

                                                                                   June 30, 2006   December 31, 2005
                                                                                   -------------   -----------------
10% convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company's common stock at a rate of $0.50 per share. The Company is in violation of the loan
covenants                                                                               $  2,500            $  2,500

10% convertible notes payable, unsecured and due March, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company's common
stock at a rate of $0.50 per share.                                                           --              25,000

10% note payable, unsecured and due on demand, accrued and unpaid interest due
when paid                                                                                 15,000                  --

4.99% note payable, unsecured and due March 2009, accrued and unpaid interest
due at maturity. Shareholders secured debt with shares of Company's common stock         152,400                  --

4.99% note payable, unsecured and due June 2009, accrued and unpaid interest due
at maturity. Shareholders secured debt with shares of Company's common stock             103,403                  --

4.99% note payable, unsecured and due June 2009, accrued and unpaid interest due
at maturity. Shareholders secured debt with shares of Company's common stock             168,600                  --

10% convertible debenture, due two years from the date of the note with interest payable quarterly during the life of the note. The note is convertible into the
Company's common stock at the lower of a) $0.72 or b) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property and registration rights. The Company is in violation
of the loan covenants (see below)                                                        746,618             515,283

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (continued)

                                                                                   June 30, 2006   December 31, 2005
                                                                                   -------------   -----------------
10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the
Company's common stock at the lower of a) $0.03 or b) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property and registration rights. The Company is in
violation of the loan covenants (see below)                                              547,763             299,820

10% convertible debenture, due October 2008 with interest payable quarterly during the life of the note. The note is convertible into the Company's common stock at the lower of a) $0.6 or b) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and intellectual property and registration rights. The Company is in violation of
the loan covenants (see below)                                                           181,918              49,680

8% convertible debenture, due December 2008 with interest payable quarterly during the life of the note. The note is convertible into the Company's common stock at the lower of a) $0.10 or b) 35% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and
intellectual property and registration rights (see below)                                117,625               1,918

8% convertible debenture, due March 2009e with interest payable quarterly during the life of the note. The note is convertible into the Company's common stock at the lower of a)$0.10 or b) 55% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company's assets and
intellectual property and registration rights. (See below)                                43,379                  --
                                                                                      ----------            --------
                                                                                       2,079,206             894,201

Less: current maturities                                                                (764,118)           (542,783)
                                                                                      ----------            --------

Notes payable and convertible debentures-long term portion                            $1,315,088            $351,418
                                                                                      ==========            ========

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

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

As of June 30, 2006, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for net proceeds of $1,186,281. The proceeds that the Company received were net of prepaid interest of $50,000 and related fees and costs of $263,719.

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

As of June 30, 2006, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for total proceeds of $1,352,067. The proceeds that the Company received were net of prepaid interest of $72,933 representing the first eight month's interest and related fees and costs of $75,000.

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

As of June 30, 2006, the Company issued to investors of the Convertible Notes a total amount of $800,000 in exchange for total proceeds of $775,000. The proceeds that the Company received were net of related fees and costs of $25,000.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE B-NOTES PAYABLE AND CONVERTIBLE DEBENTURES (continued)

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

As of June 30, 2006, the Company issued to investors of the Convertible Notes a total amount of $700,000 in exchange for total proceeds of $675,000. The proceeds that the Company received were net of related fees and costs of $25,000.

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

As of June 30, 2006, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $460,000. The proceeds that the Company received were net of related fees and costs of $40,000.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE B-NOTES PAYABLE AND CONVERTIBLE DEBENTURES (continued)

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

      o The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received.

      o Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at June 30, 2006 and December 31, 2005, respectively.

      o The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company's balance sheet.

      o Accreted principal of $1,637,303 and $866,701 as of June 30, 2006 and December 31, 2005, respectively.

The following table summarizes the various components of the convertible debentures as of June 30,, 2006 and December 31, 2005:

                                                                               June 30, 2006   December 31, 2005
                                                                               -------------   -----------------
Convertible debentures                                                           $ 2,079,206      $   894,201
Warrant liability                                                                  2,432,970        2,013,188
Derivative liability                                                               4,329,728        6,809,449
                                                                                 -----------      -----------
                                                                                   8,841,904        9,716,838
Cumulative adjustment of derivative and warrant liability to fair value           (1,762,698)      (4,322,637)
Cumulative unrealized loss relating to conversion of convertible
  notes to common shares charged to interest expense                                (597,194)        (565,539)
Cumulative accretion of principal related to convertible debentures               (1,637,303)        (866,701)
                                                                                 -----------      -----------
                                                                                 $ 4,844,709      $ 3,961,961
                                                                                 ===========      ===========

NOTE C-WARRANT LIABILITY

Total warrant liability as of June 30, 2006 and December 31, 2005 are comprised of the following:

                                                                               June 30, 2006   December 31, 2005
                                                                               -------------   -----------------
Fair value of warrants relating to convertible debentures                        $2,432,970       $2,013,188
Fair value of warrants relating to preferred stock-class A                          398,797        1,147,334
Fair value of other outstanding warrants                                            340,723          191,504
                                                                                 ----------       ----------
Total                                                                            $3,172,490       $3,352,026
                                                                                 ==========       ==========

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE D -STOCKHOLDER'S EQUITY

Series A - Convertible Preferred stock

The Company has also authorized 5,000,000 shares of Preferred Stock, with a par value of $.001 per share.

On December 30, 2003, the Company filed a Certificate of Designation creating a Series A Convertible Preferred Stock classification for 200 shares.

The Series A Preferred stated conversion price of $.10 per shares is subject to certain anti-dilution provisions in the event the Company issues shares of its common stock or common stock equivalents below the stated conversion price. Changes to the conversion price are charged to operations and included in unrealized gain (loss) relating to adjustment of derivative and warrant liability to fair value of underlying securities.

In December, 2003, the Company issued 155 shares of its Series A Preferred stock, valued at $5,000 per share. The stock has a stated value of $5,000 per share and a conversion price of $0.10 per share and warrants to purchase an aggregate of 15,500,000 shares of our common stock.

In May, 2004, the Company issued 15.861 shares of its Series A Preferred stock, valued at $5,000 per share. The stock has a stated value of $5,000 per share and a conversion price of $0.10 per share and warrants to purchase an aggregate of 1,600,000 shares of our common stock.

As of December 31, 2004, 7 of the Series A Preferred shareholders exercised the conversion right and exchanged 19 shares of Series A Preferred for 950,000 shares of the Company's common stock.

As of December 31, 2005, 20 of the Series A Preferred shareholders exercised the conversion right and exchanged 92 shares of Series A Preferred for 4,600,000 shares of the Company's common stock.

As of June 30, 2006, 3 of the Series A Preferred shareholders exercised the conversion right and exchanged 8 shares of Series A Preferred for 419,032 shares of the Company's common stock

The holders of the Series A Preferred shall have the right to vote, separately as a single class, at a meeting of the holders of the Series A Preferred or by such holders' written consent or at any annual or special meeting of the stockholders of the Corporation on any of the following matters: (i) the creation, authorization, or issuance of any class or series of shares ranking on a parity with or senior to the Series A Preferred with respect to dividends or upon the liquidation, dissolution, or winding up of the Corporation, and (ii) any agreement or other corporate action which would adversely affect the powers, rights, or preferences of the holders of the Series A Preferred.

The holders of record of the Series A Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($5,000 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company's common stock. Dividends on shares of the Series A Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series A Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of the period ended June 30, 2006, $0 in dividends were accumulated.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE D -STOCKHOLDER'S EQUITY

Series A - Convertible Preferred stock (continued)

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

The Company is required to record a liability relating to the detachable warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14. As such:

o Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula, are accrued as adjustments to the liabilities at June 30, 2006 and December 31, 2005, respectively.

o The expense relatinhg to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants noted above) is included as an other comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company's balance sheet.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE D -STOCKHOLDER'S EQUITY

Series A - Convertible Preferred stock (continued)

The fair value of the detachable warrants as of June 30, 2006 and December 31, 2005 were as follows:

                                                       June 30, 2006   December 31, 2005
                                                       -------------   -----------------
Fair  value of  warrants  relating  to  issuance  of
  convertible preferred stock:                            $398,797         $1,147,334

The Company recorded an Unrealized Gain (Loss) on the change in fair value of these detachable warrants of $748,537 and $(452,242) for the six months ended June 30, 2006 and 2005, respectively.

Series B - Convertible Preferred stock

On February 19, 2004, the Company filed a Certificate of Designation creating a Series B Convertible Preferred Stock classification for 800,000 shares.

In January, 2004, the Company issued 800,000 shares of its Series B Preferred in lieu of certain accrued management service fees payable and notes payable including interest payable thereon totaling $800,000 to officers of the company. The shares of the Series B Preferred are non voting and convertible, at the option of the holder, into common shares at $0.10 per share per share. The shares issued were valued at $1.00 per share, which represented the fair value of the common stock the shares are convertible into. In connection with the transaction, the Company recorded a beneficial conversion discount of $800,000 - preferred dividend relating to the issuance of the convertible preferred stock. None of the Series B Preferred shareholders have exercised their conversion right and there are 800,000 shares of Series B Preferred shares issued and outstanding at June 30, 2006 and December 31, 2005.

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

The holders of record of the Series B Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($1.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company's common stock. Dividends on shares of the Series B Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series B Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. For the period ended June 30, 2006 $ 240,000 in dividends were accumulated.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE D -STOCKHOLDER'S EQUITY

Series B - Convertible Preferred stock (continued)

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

Common stock

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2006 and December 31, 2005, the Company has 96,775,237 and 75,608,334 shares issued and outstanding, respectively.

During the six months ended June 30, 2006, holders converted 8.3 shares of preferred stock - Class A into 419,032 shares of common stock. Each share of preferred stock is convertible into 50,000 shares of common stock.

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

In April 2006, the Company issued 492,752 shares of its common stock at $0.073 per share in exchange for services.

In May 2006, the Company issued 2,772,206 shares in conjunction with the exercise of employee stock options at $0.081 per share

In May 2006, the Company issued 600,000 shares of its common stock at $0.08 per share in exchange for services.

In June 2006, the Company issued 1,481,484 shares of its common stock at $0.08 per share in exchange for services.

In June 2006, the Company issued 6,000,000 shares in conjunction with the exercise of employee stock options at $0.056 per share.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE E-STOCK OPTIONS AND WARRANTS

Class A Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at June 30, 2006:

                                Warrants Outstanding                                  Warrants Exercisable
                               ---------------------                                  --------------------
                                 Weighted Average         Weighted                          Weighted
                   Number      Remaining Contractual      Average         Number            Average
Exercise Price   Outstanding       Life (years)        Exercise price   Exercisable      Exercise Price
--------------   -----------   ---------------------   --------------   -----------   --------------------
     $0.01           100,000             2.50              $0.01            100,000           $0.01
      0.03        26,500,000             3.92               0.03         26,500,000            0.03
      0.10        20,641,500             6.42               0.10         20,641,500            0.10
      0.20         1,845,000             1.25               0.20          1,845,000            0.20
      0.25        10,301,564             0.72               0.25         10,301,564            0.25
      0.50         2,300,000             2.90               0.50          2,600,000            0.50
      1.05        10,193,064              .72               1.05         10,193,064            1.05

Transactions involving the Company's warrant issuance are summarized as follows:

                                                             Weighted Average
                                          Number of Shares    Price Per Share
                                          ----------------   ---------------
Outstanding at December 31, 2004                21,931,128        $ 0.90
Granted                                         26,500,000          0.03
Exercised                                               --            --
Canceled or expired                                     --            --
Outstanding at December 31, 2005                48,431,128          0.42
Granted                                         23,750,000          0.17
Exercised                                               --            --
Canceled or expired                              (300,000)         (0.50)
Outstanding at June 30, 2006                    71,881,128          0.34

Warrants granted during the period ended December 31, 2005 totaling 26,499,500 were issued in connection with debt financing. The warrants are exercisable until five years after the date of issuance at a purchase price of $0.03 per share on 25,000,000 warrants, $0.10 per share on 800,000 warrants and $0.15 per share on 699,500 warrants.

For the six months ended June 30, 2006, warrants totally 19,000,000 were issued in connection with debt financing. The warrants are exercisable until seven years after date of issuance at a purchase price of $0.10 per share. The warrants have a reset provision should the Company issue shares below $0.10 per share excluding conversion of related debt.

For the six months ended June 30, 2006, following warrants were issued in connection with services rendered:

Number of warrants   purchase price per share:   Term (years)
------------------   -------------------------   ------------
    1,550,000                    $0.10               2.75
    1,550,000                    $0.25               2.75
    1,550,000                    $1.05               2.75
      100,000                    $0.01               2.75

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE E-STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at June 30, 2006:

                Options Outstanding                      Options Exercisable
           ------------------------------              ----------------------
                         Weighted Average   Weighted                 Weighted
                             Remaining       Average                 Average
Exercise      Number     Contractual Life   Exercise      Number     Exercise
 Prices    Outstanding        (Years)         Price    Exercisable    Price
--------   -----------   ----------------   --------   -----------   --------
$0.2125     2,000,000           7.46        $0.2125     2,000,000     $0.2125
 0.2125     2,000,000           7.87         0.2125     2,000,000      0.2125
   0.10     9,502,307           8.54           0.10     9,502,307        0.10
 0.0295     4,000,000            9.1         0.0295     4,000,000      0.0295

Transactions involving stock options issued to employees are summarized as follows:

                                                       Weighted Average
                                    Number of Shares    Price Per Share
                                    ----------------   ----------------
Outstanding at December 31, 2004:       16,000,000         $0.2125
Granted                                 18,000,000           0.058
Exercised                                       --              --
Canceled or expired                             --              --
Outstanding at December 31, 2005:       34,000,000         $ 0.076
Granted                                         --              --
Exercised                              (16,497,693)          0.037
Canceled or expired                             --              --
Outstanding at June 30, 2006:           17,502,307         $0.1367

During the six months r ended June 30, 2006, the Board of Directors voted to exercise 16,497,693 of their options cashlessly to provide 8,772,206 share of the Company's common stock to be used as collateral in support of short-term financing.

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

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE F -RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 12% per annum. As of June 30, 2006 and December 31, 2005 , the balance due to the officers was $404,595 and $366,595, respectively.

NOTE G -COMMITMENTS AND CONTINGENCIES

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

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE G -COMMITMENTS AND CONTINGENCIES

Litigation (continued)

On January 26, 2006, the parties signed a Mutual Release and Settlement Agreement and Stipulation for Dismissal with Prejudice. Under the terms of the Mutual Release and Settlement, the Company paid Zykronix $50,000 and Zykronix returned our prototypes and design files.

On February 6, 2006 the Court entered an Order for Dismissal with Prejudice, with Reservation of Limited Jurisdiction for the purpose of enforcing the Mutual Release and Settlement Agreement. The terms of the Mutual Release and Settlement Agreement have been met to the satisfaction of both parties.

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

NOTE H- LOSS PER SHARE

The following table presents the computation of basic and diluted (loss) income per share:

                                                 For the six months ended June 30,
                                              --------------------------------------
                                                 2006       2005- As restated-Note K
                                              -----------   ------------------------
Net (loss) available to common stockholders   $  (730,644)       $(19,887,067)
Basic and diluted (loss) per share                  (0.01)              (0.57)
Weighted average common shares outstanding     84,395,457          34,604,651

As of June 30,2006 and 2005,  207,021,887 and 230,583,333  potential shares were excluded from the shares used to calculate loss per share as their inclusion would reduce net loss per share.

NOTE I - BUSINESS CONCENTRATION

Sales to 3 major customers approximated $20,746 or 25% of total sales for the three months ended June 30,, 2006.

Purchases from the Company's 2 major suppliers accounted for 100% of total purchases for the three months ended June 30, 2006.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE J- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of June 30, 2006, the Company incurred accumulated losses of $19,422,585. The Company's current liabilities exceeded its current assets by $2,705,159 as of June 30, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The original accounting for the debentures and detachable warrants, the Company recognized an imbedded beneficial conversion feature present in the convertible note and allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid in capital. Accordingly, the proceeds attributed to the common stock, convertible debt and warrants have been restated to reflect the relative fair value method.

The accounting principles on the aforementioned transactions are currently reflected in the accompanying June 30, 2006 financial statements in accordance with SFAS 154. The necessary corrections to apply the impact to the previously issued June 30, 2005 financial statements are as follows:

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2006
                                   (Unaudited)

NOTE K-RESTATEMENT (continued)

For the six months ended June 30, 2005:

                                            June 30, 2005                             Amount increase
                                         financial statement      June 30, 2005      (decrease) in June
                                          balance prior to     financial statement   30, 2005 financial
                                             restatement         post restatement        statements
                                         -------------------   -------------------   ------------------
Net (loss)                                       $(1,357,255)         $(19,887,067)        $(18,529,812)

Loss per share-basic and fully diluted           $     (0.04)         $      (0.57)        $      (0.53)

For the three months ended June 30, 2005:

                                            June 30, 2005                             Amount increase
                                         financial statement      June 30, 2005      (decrease) in June
                                          balance prior to     financial statement   30, 2005 financial
                                             restatement         post restatement        statements
                                         -------------------   -------------------   ------------------
Net (loss)                                         $(933,596)         $(17,112,941)        $(16,179,345)

Loss per share-basic and fully diluted             $   (0.02)         $      (0.42)        $      (0.40)

The resulting effects on the prior period adjustments on the June 30, 2005 cash flows by area are as follows:

                                     June 30, 2005 cash
                                       flow statement     June 30,, 2005 cash flow        Amount increase
                                      balance prior to         statement post         (decrease) in June 30,
                                         restatement             restatement         2005 cash flow statement
                                     ------------------   ------------------------   ------------------------
Net cash from operating activities          $(1,310,382)               $(1,310,382)                        --
Net cash from investing activities              (30,856)                   (30,856)                        --
Net cash from financing activities            1,067,515                  1,067,515                         --

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

      On June 1, 2006, we announced that we had entered into an agreement with Kitchen Distributors of America (KDA) to showcase our Aeon products in all 11 of its stores. Nine stores are in Chicago and two are in Philadelphia. We also have a distribution agreement with KDA for the Aeon ProHB.

      The Aeon ProHB offers the latest in solid state lighting solutions that significantly increase performance and greatly improve lighting applications. The Aeon ProHB gives a higher quality of light - up to 560 Lux, without producing heat. The Aeon products are energy efficient, generate virtually no heat, and are maintenance-free with an industry-leading light-life guarantee of up to 15 years depending on the model purchased. The Aeon next generation LED lighting technology, based on solid-state semiconductors instead of conventional light bulbs, is an alternative to the current halogen and fluorescent lighting and provides solutions for the residential and commercial market lighting needs, including closets, cabinet interiors and under-cabinet lighting for kitchen counters. In addition, certain Aeon products meet or exceed the energy and color requirements of the EnergyStar Residential Lighting Fixture (RLF) program, although EnergyStar currently does not have a program for LED lighting. California's Title 24 energy efficiency requirements of greater than 40 lumens per watt are also satisfied by Cyberlux's Aeon Pro E product which offers a superior alternative to fluorescent task and accent lighting.

      On June 12, 2006, we announced that we had entered into an agreement with Kitchen & Bath Galleriesto to showcase our Aeon Pro LED lighting products.
Kitchen  & Bath  Galleries  has  seven  locations  in North  Carolina  and South
Carolina.

      On June 19, 2006, we announced that we had signed a strategic alliance agreement with UTEK Corporation, a specialty finance company focused on technology transfer. The goal of the strategic alliance with UTEK is to further expand unique intellectual property and technology portfolio. UTEK will utilize its relationships among universities and government laboratories to identify and review solid-state lighting technologies for us.

      On June 28, 2006, we announced today that we had received the next field use system order for our WatchDog Portable Covert Illumination System from the United States Air Force (USAF). Additionally, as part of the procurement process, the USAF Air Mobility Battlelab conducted a Best Value Determination/Sole Source study that evaluated the WatchDog system against any other available General Services Administration (GSA) contract-approved product and determined that the WatchDog system is one-of-a-kind in its capabilities and the only product that meets or exceeds the Battlelab's portable covert illumination system requirements. The field order for the WatchDog system, which costs $15,112 on the GSA contract, was placed by the Air Mobility Battlelab for field deployment and use with the various USAF Commands.

      The Watchdog advanced solid-state LED security lighting system was developed by us in conjunction with the Air Mobility Battlelab for the United States Air Force. The WatchDog provides security lighting for an exterior boundary of 300 x 300 feet with either visible light or covert infrared light that is compatible with night-vision goggles (NVGs). It was designed to protect military assets on the ground, such as an airplane, by creating a 'lightless' zone around the asset while illuminating the surrounding protection boundary. In covert illumination mode, the system increases the visibility of NVGs by almost 4-fold. The BrightEye Portable Visible Illumination System is a high-powered visible lighting system that provides over 600 feet of perimeter security lighting and is a portable solution for high intensity lighting applications.

      We were originally selected in a competitive review process that included 25 proposals from other companies to develop a lightweight, portable lighting system for the USAF Air Mobility Battlelab for both visible lighting and infrared lighting. We were selected during the USAF competitive review process to develop the WatchDog Portable Covert Illumination System. The system weighs less than 50 pounds, including batteries, can be quickly deployed, and with highly efficient LED technology, the system can provide lighting for several days with a single battery charge.

      In May 2006, we gained approval from the GSA as a primary contractor for our advanced solid-state lighting systems under Federal Supply Schedule 56 for Specialty Lighting products. Under the terms of the Federal Supply Schedule
(FSS) contract, we can sell our advanced solid-state light-emitting diode (LED) lighting systems to all government organizations including the various branches of the military, the National Guard and the Department of Homeland Security organizations.

      On June 29, 2006, we announced that we had recently appeared on leading electronic retailer QVC to offer the EverOn Multi-Purpose Emergency Light. The EverOn uses the latest solid-state lighting technology that provides more than 60 hours of light using four AA batteries and is 90 percent more energy efficient than conventional incandescent flashlights. During a blackout, EverOn provides more light and is much safer than a candle.

      The EverOn is packaged in our patented and field-proven hand- held elliptical parabolic reflector product design, providing a practical, portable emergency lighting solution for every consumer who has experienced the unease and inconvenience of power outages caused by natural or man-made disasters. Designed originally to provide homeowners with portable, long- lasting, emergency lighting during the hurricane season, the new EverOn is a sturdy, virtually indestructible lighting product that provides over 60 hours of comfortable room-filling light on the medium setting and over 30 hours of bright white light on the highest setting, all in a 7-inch by 3.5-inch by 2.4- inch package.

      The EverOn product builds on the demonstrated success of the original Home Safety Light, which was launched successfully on QVC in October 2003. The EverOn is over 40 percent more efficient and 30 percent brighter than our original Home Safety Light product.

      The EverOn contains six bright white and four amber diodal(TM) lighting elements that never require replacement. The EverOn has three light settings, including a low, night-light level; a medium, room-filling light level; and a high, spotlight level. In recent bench tests by Independent Testing Laboratories, Inc., the EverOn Multi-Purpose Light was shown to operate for over 60 hours at the medium setting and over 30 hours at high setting using one set of four AA batteries.

      The EverOn builds on our patent for lighting systems capable of generating long-term interim lighting, including the lighting device and associated methods for providing emergency or temporary lighting. Specifically, the patent addresses an electrochemical lighting system capable of providing prolonged illumination with the use of light emitting diodes (LEDs) as the illumination source. The patent embodies lighting devices capable of providing long-term interim lighting via an array of LEDs, the means for providing electrical energy to the LED array, the capability of multi-level light intensity consistent with light longevity and power source relationships including conventional A/C, solar, various electrochemical assemblies or all other means of electrical energy support.

Results of Operations

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

REVENUES

      Revenues for the six months ended June 30, 2006 were $130,226 as compared to $13,768 for the same period ended June 30, 2005.

OPERATING EXPENSES

      Operating expenses for the six months ended June 30, 2006 were $2,494,195 as compared to $1,126,207 for the same period ended June 30, 2005. Included in the six months ended June 30, 2006 are $117,215 in expenses for market development and literature. This compares to $137,672 for the six months ended June 30, 2005. Additionally, we incurred non cash expenses relating to the exercise of options and payments for services rendered totaling $ 1,169,289 for the six month period ended June 30, 2006 as compared with $29,000 for same period in 2005.

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

Three  months  ended June 30, 2006  compared to the three  months ended June 30,
2005

REVENUES

      Revenues for the three months ended June 30, 2006 were $83,027 as compared to $200 for the same period ended June 30, 2005.

OPERATING EXPENSES

      Operating expenses for the three months ended June 30, 2006 were $1,100,375 as compared to $690,475 for the same period ended June 30, 2005. Included in the three months ended June 30, 2006 are $75,536 in expenses for market development and literature. This compares to $103,633 for the three months ended June 30, 2005. Additionally, we incurred non cash expenses relating to the exercise of options and payments for services rendered totaling $407,038 for the three month period ended June 30, 2006 as compared with $29,000 for same period in 2005.

Liquidity and Capital Resources

      As of June 30, 2006, we had a working capital deficit of $2,705,159. As a result of our operating losses for the six months ended June 30, 2006, we generated a cash flow deficit of $1,207,099 from operating activities. Cash flows used in investing activities was $9,078 during the six month period through June 30, 2006. We met our cash requirements during this period through the issuance of convertible debentures of $460,000 $414,402 from the issuance of notes payable and advances of $38,000, net of repayments, to our officers and shareholders and advances.

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

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on July 27, 2006, for the sale of (i) $500,000 in secured convertible notes, and (ii) warrants to purchase 15,000,000 shares of our common stock. The investors purchased all of the secured convertible notes on July 27, 2006.

      The proceeds received from the sale of the secured convertible notes were used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

      The secured convertible notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.10 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.06 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. As of the date of this filing, the conversion price for the secured convertible debentures and the exercise price of the warrants have not been adjusted. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

      On May 19, 2006, we entered into a financing agreement with Smarthedge, LLC whereby our Directors pledged 2,772, 206 shares of their personal common stock as collateral for a loan in the amount of $103,403. The loan carries an interest rate of 4.99% payable quarterly and has a maturity of June, 2009.

      On June 20, 2006, we entered into a financing agreement with Smarthedge, LLC whereby our Directors pledged 6,000,000 shares of their personal common stock as collateral for a loan in the amount of $168,600. The loan carries an interest rate of 4.99% payable quarterly and has a maturity of June, 2009.

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

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

      We incurred net losses of $9,410,657 and $3,103,049 for the years ended December 31, 2005 and 2004, respectively. For the six months ended June 30, 2006, we incurred a net loss of $730,644. As of June 30, 2006, we had an accumulated deficit of $19,422,585. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

      As of August 9, 2006, we had 96,866,844 shares of common stock issued and outstanding, secured convertible notes outstanding pursuant to our securities purchase agreements dated September 23, 2004, April 22, 2005, October 24, 2005, December 28, 2005, March 23, 2006 and July 24, 2006 that may be converted into an estimated 45,140,295, 75,000,000, 40,000,000, 50,000,000, 35,714,286 and
25,000,000 shares of common stock at current market prices, respectively, and outstanding warrants pursuant to our securities purchase agreements dated September 23, 2004, April 22, 2005, October 24, 2005, December 28, 2005, March 23, 2006 and July 24, 2006, to purchase 2,250,000, 25,000,000, 800,000, 700,000,
19,000,000 and 15,000,000 shares of common stock, respectively. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes issued pursuant to the securities purchase agreements dated September 23, 2004, April 22, 2005, October 24, 2005, December 28, 2005, March 23, 2006 and July 24, 2006 may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the secured convertible notes and upon exercise of our warrants, may be sold without restriction when registered. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Secured Convertible Notes Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

      Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of August 11, 2006 of $0.06.

September 2004, April 2005, October 2005 and July 2006 Secured Convertible Notes, combined

                                        Number         % of
% Below   Price Per   With Discount   of Shares     Outstanding
 Market     Share         at 50%       Issuable        Stock
-------   ---------   -------------   -----------   -----------
   25%      $.045         $.0225      164,569,152      62.95%
   50%      $ .03         $ .015      246,853,727      71.82%
   75%      $.015         $.0075      493,707,454      83.60%

December 2005 and March 2006 Secured Convertible Notes, combined

                                         Number        % of
% Below   Price Per   With Discount    of Shares    Outstanding
 Market     Share         at 65%       Issuable        Stock
-------   ---------   -------------   -----------   -----------
  25%       $.045        $.01575       76,190,477      44.03%
  50%       $ .03        $ .0105      114,285,715      54.12%
  75%       $.015        $.00525      228,571,429      70.23%

      As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

      The Continuously Adjustable Conversion Price Feature of our Secured Convertible Notes May Have a Depressive Effect on the Price of Our Common Stock.

      The secured convertible notes issued in September 2004, April 2005, October 2005 and July 2006 are convertible into shares of our common stock at a 50% discount to the trading price of the common stock prior to the conversion. The secured convertible notes issued in December 2005 and March 2006 are convertible into shares of our common stock at a 65% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholders convert and sell material amounts of common stock could have an adverse effect on our stock price. In addition, not only the sale of shares issued upon conversion or exercise of secured convertible notes, series B convertible preferred stock and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

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

      In September 2004, we entered into a Securities Purchase Agreement for the sale of an aggregate of $1,500,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 10% interest, two years from the date of issuance, unless sooner converted into shares of our common stock. In April 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $1,500,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 10% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In October 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $800,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 10% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In December 2005, we entered into a Securities Purchase Agreement for the sale of an aggregate of $700,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In March 2006, we entered into a Securities Purchase Agreement for the sale of an aggregate of $500,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 8% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In July 2006, we entered into a Securities Purchase Agreement for the sale of an aggregate of $500,000 principal amount of secured convertible notes. The secured convertible notes are due and payable, with 6% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. In addition, any event of default under our secured convertible notes issued pursuant to our September 2004, April 2005, October 2005, December 2005, March 2006 or July 2006 securities purchase agreements, such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreement or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we were required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

      Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

      We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

      There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Case No. 2006- CV529 - District Court, Boulder County, Colorado

      On May 22, 2006, William Walker filed a complaint against us and our CEO, Donald F. Evans, in District Court, Boulder County, Colorado, claiming unpaid wages in the amount of $32,972 and an unpaid check not paid when presented in the amount of $3,675. On July 17, 2006, we filed a counterclaim against Walker for breach of fiduciary duty. We believe his claims are without merit and we intend to vigorously defend these claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      In April 2006, we issued 320,289 shares of common stock at $0.073 per share in exchange for services rendered.

      In June.2006, we issued 2,084,484 shares of common stock at $0.08 per share in exchange for services rendered.

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC on July 26, 2006, for the sale of (i) $500,000 in secured convertible notes and (ii) a warrants to purchase 15,000,000 shares of our common stock.

      The Notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.10 or (ii) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.06 per share. In addition the warrants exercise price gets adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of this warrant.

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

Item 3. Defaults Upon Senior Securities.

      We are currently in default pursuant to secured convertible notes issued pursuant to securities purchase agreements dated September 23, 2004, April 22, 2005 and October 24, 2005, as amended (the "SPAs"). Pursuant to the SPAs, we are obligated to have two times the number of shares that the secured convertible notes are convertible into registered pursuant to an effective registration statement. We filed a registration statement on Form SB-2, as amended, that was declared effective by the Securities and Exchange Commission on November 12, 2004. As a result of the drop in our stock price, the shares of common stock underlying the secured convertible notes that were registered on the SB-2 are not sufficient to cover the conversion of the secured convertible notes issued pursuant to the September 23, 2004 SPA.

      In addition, pursuant to the April 22, 2005 and October 24, 2005 SPA, we were required to file a registration statement within 45 days of closing and have the registration statement effective within 105 days of closing. On May 20,2 005, we filed a registration statement on Form SB-2 registering shares underlying the convertible notes. This registration statement is currently being review and has not been declared effective.

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

                                          CYBERLUX CORPORATION


Date: August 14, 2006                     By: /s/ DONALD F. EVANS
                                              ----------------------------------
                                          Donald F. Evans
                                          Chief  Executive  Officer
                                          (Principal Executive Officer) and
                                          Chairman of the Board of Directors


Date: August 14, 2006                     By: /s/ DAVID D. DOWNING
                                              ----------------------------------
                                          David D. Downing
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)