Form 10QSB
period 2006-09-30
CYBERLUX CORP
filed 2006-11-14
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

                     For the Period Ended September 30, 2006
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

      Yes  [x]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No  [x]

As of November 13, 2006, the Company had 111,229,157 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]    No [X]

                              CYBERLUX CORPORATION

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2006

                                Table of Contents

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

              Condensed Consolidated Balance Sheets:
              September 30, 2006 (Unaudited) and December 31, 2005
              (Audited)                                                      3

              Condensed Consolidated Statements of Losses:
              Three and Nine Months Ended September 30, 2006 and
              2005 (Unaudited)                                               4

              Condensed Consolidated Statements of Cash Flows:
              Nine Months Ended September 30, 2006 and 2005 (Unaudited)      5

              Notes to Unaudited Condensed Consolidated Financial
              Information: September 30, 2006                             6-21

   Item 2. Management Discussion and Analysis                               22

   Item 3. Controls and Procedures                                          16

PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings                                                17

   Item 2. Unregistered Sales of Equity Securities and Use of Proceeds      18

   Item 3. Defaults Upon Senior Securities                                  19

   Item 4. Submission of Matters to a Vote of Security Holders              19

   Item 5. Other Information                                                19

   Item 6. Exhibits                                                         19

Signatures                                                                  20

                                  CYBERLUX CORPORATION
                                CONDENSED BALANCE SHEETS

                                                    (Unaudited)
                                                    September 30,  December 31,
                                                        2006           2005
                                                    ------------   ------------
ASSETS
Current assets:
Cash &  cash equivalents                            $     75,106   $    475,656
Accounts receivable, net of allowance for doubtful
accounts of $ -0-                                        175,003          9,424
Inventories, net of allowance of $111,052 and
$110,821, respectively                                   235,094        338,097

Other current assets                                      32,420         42,814
                                                    ------------   ------------

Total current assets                                     517,623        865,991

Property, plant and equipment, net of accumulated
depreciation of $136,236 and $118,105, respectively       58,448         63,133
                                                    ------------   ------------

Total Assets                                        $    576,071   $    929,124
                                                    ============   ============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                    $    396,877   $    657,930

Accrued liabilities                                    1,593,041        782,586

Short-term notes payable - related parties               353,595        366,594

Short-term notes payable                                 862,897        542,783
                                                    ------------   ------------

Total current liabilities                              3,206,410      2,349,893
                                                    ------------   ------------

Long-term liabilities:

Notes payable                                          1,639,398        351,419
Derivative liability relating to convertible
debentures                                             6,886,518      6,809,449

Warrant liability relating to convertible debentures   4,119,442      3,352,025
                                                    ------------   ------------

Total long-term liabilities                           12,645,358     10,512,893
                                                    ------------   ------------


Total liabilities                                     15,851,768     12,862,786
                                                    ------------   ------------

Commitments and Contingencies  Series A convertible
preferred stock, $0.001 par value; 200 shares
designated, 39.4806 and 59.8606 issued and
outstanding as of September  30, 2006 and
December 31, 2005, respectively                          197,400        299,303
                                                    ------------   ------------

DEFICIENCY IN STOCKHOLDERS'  EQUITY
Class B convertible  preferred stock, $0.001
par value, 800,000 shares designated;                    800,000
shares issued and outstanding for September 30, 2006
and December 31, 2005                                        800            800
Common stock, $0.001 par value, 300,000,000 shares
authorized; 98,004,157 and 75,608,334 shares issued
and outstanding as of September  30, 2006 and
December 31, 2005, respectively                           98,004         75,607

Subscription receivable                                 (335,406)            --

Additional paid-in capital                             8,752,526      6,382,569

Accumulated deficit                                  (23,989,021)   (18,691,941)
                                                    ------------   ------------
Deficiency in stockholders' equity
                                                     (15,473,097)   (12,232,965)
                                                    ------------   ------------
Total liabilities and (deficiency) in stockholders'
equity                                              $    576,071   $    929,124
                                                    ============   ============

    The accompanying notes are an integral part of these unaudited condensed financial statements

                                      CYBERLUX CORPORATION
                               CONDENSED STATEMENTS OF OPERATIONS
                                           Unaudited



                                            Three months ended            Nine months ended
                                              September 30,                 September 30,
                                           2006            2005          2006           2005
                                                      As restated-                  As restated-
                                                         Note K                         Note K
                                       ------------   ------------   ------------   ------------
REVENUE:                               $    222,855   $     12,434   $    353,081   $     26,202

Cost of goods sold                         (178,483)       (75,503)      (253,150)      (104,989)
                                       ------------   ------------   ------------   ------------
    Gross margin (loss)                      44,373        (63,069)        99,931        (78,787)

OPERATING EXPENSES:

Marketing and advertising                    29,548         97,717        146,763        235,389

Impairment Loss                                  --             --             --         30,544

Depreciation and amortization                 5,024          5,893         18,131         19,073

Research and development                     45,760        142,537        160,123        262,117
General and administrative
expenses                                  1,220,626        539,263      3,470,136      1,364,494
                                       ------------   ------------   ------------   ------------
Total operating expenses                  1,300,958        785,410      3,795,153      1,911,617


NET LOSS FROM OPERATIONS                 (1,256,586)      (848,479)    (3,695,222)    (1,990,404)

Other  income/(expense) Unrealized
gain (loss) relating to adjustment of
derivative and warrant liability to
fair value of underlying securities      (2,723,742)    13,385,414        435,515     (4,546,600)

Interest income                                  27             49             65            349

Debt forgiveness                                 --             --         36,799             --

Interest expense                           (569,062)      (300,009)    (2,047,686)    (1,019,107)

Debt acquisition costs                      (17,072)      (107,144)       (26,551)      (201,474)
                                       ------------   ------------   ------------   ------------
Net Income (loss) before
provision for income taxes               (4,566,435)    12,129,831     (5,297,080)    (7,757,236)


Income taxes (benefit)                           --             --             --             --
                                       ------------   ------------   ------------   ------------
NET INCOME (LOSS) AVAILABLE
TO COMMON STOCKHOLDERS                 $ (4,566,435)  $ 12,129,831   $ (5,297,080)  $ (7,757,236)
                                       ============   ============   ============   ============
Weighted average number of
common shares
outstanding-basic                        97,176,885     72,881,110     88,702,751     47,503,678
                                       ============   ============   ============   ============
Weighted average number of
common shares
outstanding-fully diluted                97,176,885     72,881,110     88,702,751     47,503,678
                                       ============   ============   ============   ============
Net income/(loss) per share - basic    $      (0.05)  $       0.17   $      (0.06)  $      (0.16)
                                       ============   ============   ============   ============
Net income/(loss) per
share-fully diluted                    $      (0.05)        Note A   $      (0.06)  $      (0.16)
                                       ============   ============   ============   ============

Preferred dividend                     $     24,000   $     24,000   $     24,000   $     24,000
                                       ============   ============   ============   ============

    The accompanying notes are an integral part of these unaudited condensed financial statements

                                    CYBERLUX, INC
                          CONDENSED STATEMENTS OF CASH FLOW
                                      Unaudited


                                                          Nine months ended
                                                             September 30,
                                                         2006         2005
                                                     -----------   -----------
                                                                    Restated-
                                                                    See note K
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) available to common stockholders          $(5,297,080)  $(7,757,236)
Adjustments to reconcile net income (loss) to cash used in operating activities

Depreciation                                              18,131        19,073
Warrants issued in connection with services
rendered                                                      --        14,160
Fair value of options issued to officers and
employees                                                721,500            --
Common stock issued in connection with services
rendered                                               1,201,889       126,000

Common stock issued in settlement of debt                 31,655       420,608

Accretion of convertible notes payable                 1,208,694       547,762
Unrealized (gain) loss on adjustment of derivative
and warrant liability to fair value of underlying
securities                                              (435,515)    4,546,600

Impairment loss on patent                                     --        30,544
(Increase) decrease in:

Accounts receivable                                     (165,579)       (2,454)

Inventories                                              103,003      (443,312)

Prepaid expenses and other assets                         55,079       (31,316)
Increase (decrease) in:

Accounts payable                                        (266,740)      566,331

Accrued liabilities                                      810,455       113,600
                                                     -----------   -----------

Net cash (used in) operating activities               (2,014,507)   (1,849,640)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of fixed assets                              (13,446)      (35,867)
                                                     -----------   -----------

Net cash used in investing activities:                   (13,446)      (35,867)
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Net proceeds from issuance of convertible debenture    1,240,000     1,500,000

Net proceeds from borrowing on long term basis           399,403            --
Net proceeds (payments) to notes payable, related
parties                                                  (12,000)      (12,485)
                                                     -----------   -----------
Net cash provided by (used in) financing
activities:                                            1,627,403     1,487,515
                                                     -----------   -----------

Net increase (decrease) in cash and cash
equivalents                                             (400,550)     (397,992)

 Cash and cash equivalents at beginning of period        475,656       415,375
                                                     -----------   -----------
Cash and cash equivalents at end of period           $    75,106   $    17,383
                                                     ===========   ===========

Supplemental disclosures:
Interest Paid                                        $    39,349   $    82,470

Income Taxes Paid                                             --            --
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) loss in adjustment of derivative
and warrant liability to fair value of underlying
securities                                              (435,515)    4,546,600
Fair value of options issued to officers and
employees                                                721,500            --

Common stock issued for services rendered              1,201,889       126,000

Common stock issued in settlement of debt                 31,655       420,608

Warrants issued for services rendered                         --        14,160


    The accompanying notes are an integral part of these unaudited condensed financial statements

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed financial statements should be read in conjunction with the December 31, 2005 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2005.


BUSINESS AND BASIS OF PRESENTATION


Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Until December 31, 2004, the Company was a development state enterprise as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises ("SFAS No.7"). The Company
develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of September 30, 2006, the Company has accumulated losses of $23,989,021.

REVENUE RECOGNITION

Revenues are recognized in the period that products are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At September 30, 2006 and December 31, 2005, the Company did not have any deferred revenue.

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At September 30, 2006 and December 31, 2005, allowance for doubtful receivable was $0.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

As more fully described in the financial statements included in Form 10-KSB for the year ended December 31, 2005, the Company granted stock options over the years to employees of the Company under a non-qualified employee stock option plan. As of December 31, 2005, 34,000,000 stock options were outstanding and exercisable.

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

Had compensation for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and loss per share would be as follows:



                                                                     For the three months     For the nine months
                                                                      ended September 30,     ended September 30,
                                                                       2005-As restated     2005-As restated-Note K
                                                                          Note K


Net Income  (loss) attributable to common stockholders -as reported  $         12,129,831   $         (7,757,236)
Add. Total stock based employee compensation  expense as
reported under intrinsic value method (APB No. 25)                                     --                     --
Deduct Total stock based employee compensation expense                                 --
as reported under fair value based method  (SFAS No. 123)                        (478,800)
Net Income (loss) -Pro Forma                                         $         12,129,831   $         (8,236,036)
Net Income (loss) attributable to common stockholders - Pro forma    $         (8,236,036)
                                                                                            $         12,129,831
Basic (and assuming dilution) loss per share -as reported            $               0.17   $              (0.16)
Basic (and assuming dilution) loss per share - Pro forma             $               0.17   $              (0.18)


For the nine months ended September 30, 2006, the Company granted 14,430,000 stock options to employees with an exercise price of $0.04 per share expiring ten years from date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility 364%; risk free interest rate 5.04%. The fair value of $721,500 was recorded as a current period charge to earnings.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION (CONTINUED)

In determining the compensation cost of stock options granted to employees during the nine months ended September 30, 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:


                                                 Nine Months
                                                    Ended
                                                  September
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

NET INCOME (LOSS) PER COMMON SHARE
----------------------------------

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). For the three months ended September 31, 2005, common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share.

PATENTS

During the year ended December 31, 2005, the Company management preformed an evaluation of its intangible assets (Patents) for purposes of determining the implied fair value of the assets at December 31, 2005. The test indicated that the recorded remaining book value of its patens exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $30,544, net of tax, or $0.00 per share during the nine month period ended September 30, 2005 to reduce the carrying value of the patents to $0. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management's estimates.

RECENT PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155. "Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140," or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

RECENT PRONOUNCEMENTS (CONTINUED)

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). "Accounting for uncertainty in Income Taxes". FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, "Accounting for Contingencies". FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006 the Financial Account Standards Board (the "FASB") issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable at September 30,  2006 and December 31, 2005 are as follows:


                                                                            September 30, 2006       December 31, 2005
                                                                            -------------------      ------------------
10% convertible note payable,  unsecured and due September, 2003; accrued and  unpaid  interest  due at  maturity;  Note  holder  has the option to convert note principal  together with accrued and unpaid  interest to the
Company's  common  stock at a rate of $0.50 per share.  The Company is in
violation of the loan covenants                                                          $2,500                 $2,500

10% convertible  notes payable,  unsecured and due March,  2003;  accrued and  unpaid  interest  due at  maturity;  Note  holder  has the option to convert unpaid note principal  together with accrued and unpaid  interest to the Company's common stock at a rate of $0.50 per share.
                                                                                              -                 25,000

4.99% note  payable,  unsecured  and due March  2009,  accrued and unpaid interest  due at  maturity.  Shareholders  secured  debt  with  shares of
Company's common stock-See Note L                                                       152,400                      -

4.99%  note  payable,  unsecured  and due June 2009,  accrued  and unpaid interest  due at  maturity.  Shareholders  secured  debt  with  shares of
Company's common stock-See Note L                                                       103,403                      -

4.99%  note  payable,  unsecured  and due June 2009,  accrued  and unpaid interest  due at  maturity.  Shareholders  secured  debt  with  shares of
Company's common stock-See Note L                                                       168,600                      -

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (CONTINUED)

                                                                            September 30, 2006       December 31, 2005
                                                                            -------------------      ------------------
10% convertible  debenture,  due two years from the date of the note with interest  payable  quarterly  during  the life of the  note.  The note is convertible  into the Company's  common stock at the lower of a) $0.72 or
b) 50% of the average of the three  lowest  intraday  trading  prices for the common stock on a principal  market for twenty days  before,  but not including,  conversion  date.  The  Company  granted  the  note  holder a security  interest  in  substantially  all of the  Company's  assets  and
intellectual   property  and  registration  rights.  The  Company  is  in               860,397                515,283
violation of the loan covenants (see below)

10%  convertible  debenture,  due three  years from date of the note with interest  payable  quarterly  during  the life of the  note.  The note is convertible  into the Company's  common stock at the lower of a) $0.03 or
b) 50% of the average of the three  lowest  intraday  trading  prices for the common stock on a principal  market for twenty days  before,  but not including,  conversion  date.  The  Company  granted  the  note  holder a security  interest  in  substantially  all of the  Company's  assets  and
intellectual   property  and  registration  rights.  The  Company  is  in               673,790                299,820
violation of the loan covenants (see below)

10%  convertible  debenture,  due  October  2008  with  interest  payable quarterly  during the life of the note. The note is convertible  into the
Company's  common  stock at the lower of a) $0.6 or b) 50% of the average of the three  lowest  intraday  trading  prices for the common stock on a principal  market for twenty days before,  but not including,  conversion date.  The  Company  granted  the note  holder  a  security  interest  in substantially  all of the Company's assets and intellectual  property and
registration  rights.  The Company is in violation of the loan  covenants               249,132                 49,680
(see below)

8%  convertible  debenture,  due  December  2008  with  interest  payable quarterly  during the life of the note. The note is convertible  into the
Company's  common stock at the lower of a) $0.10 or b) 35% of the average of the three  lowest  intraday  trading  prices for the common stock on a principal  market for twenty days before,  but not including,  conversion date.  The  Company  granted  the note  holder  a  security  interest  in substantially  all of the Company's assets and intellectual  property and
registration rights (see below)                                                         176,438                  1,918

8% convertible debenture,  due March 2009 with interest payable quarterly during the life of the note. The note is  convertible  into the Company's common  stock at the lower of  a)$0.10  or b) 55% of the  average  of the three lowest intraday  trading prices for the common stock on a principal market for twenty days before,  but not including,  conversion  date. The
Company granted the note holder a security  interest in substantially all
of the  Company's  assets  and  intellectual  property  and  registration                85,388                      -
rights. (See below)

6% convertible  debenture,  due July 2009 with interest payable quarterly during the life of the note. The note is  convertible  into the Company's common  stock at the lower of  a)$0.10  or b) 40% of the  average  of the three lowest intraday  trading prices for the common stock on a principal market for twenty days before,  but not including,  conversion  date. The
Company granted the note holder a security  interest in substantially all
of the  Company's  assets  and  intellectual  property  and  registration                29,224
rights. (See below)

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (CONTINUED)

                                                                            September 30, 2006       December 31, 2005
                                                                            -------------------      ------------------
6%  convertible  debenture,  due September  2009 with  interest  payable quarterly  during the life of the note. The note is convertible into the
Company's  common stock at the lower of a)$0.10 or b) 40% of the average of the three lowest  intraday  trading  prices for the common stock on a principal market for twenty days before,  but not including,  conversion date.  The  Company  granted  the note  holder a  security  interest  in substantially all of the Company's assets and intellectual  property and
registration rights. (See below)                                                         1,023                       -
                                                                                         -----                       -
                                                                                     2,502,295                 894,201
Less: current maturities                                                             (862,897)               (542,783)
                                                                                     ---------               ---------
Notes payable and convertible debentures-long term portion                          $1,639,398                $351,418
                                                                                    ==========                ========



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

As of September 30, 2006, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for net proceeds of $1,186,281. The proceeds that the Company received were net of prepaid interest of $50,000 and related fees and costs of $263,719.

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

As of September 30, 2006, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for total proceeds of $1,352,067. The proceeds that the Company received were net of prepaid interest of $72,933 representing the first eight month's interest and related fees and costs of $75,000.

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

As of September 30, 2006, the Company issued to investors of the Convertible Notes a total amount of $800,000 in exchange for total proceeds of $775,000. The proceeds that the Company received were net of related fees and costs of $25,000.

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

As of September 30, 2006, the Company issued to investors of the Convertible Notes a total amount of $700,000 in exchange for total proceeds of $675,000. The proceeds that the Company received were net of related fees and costs of $25,000.

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

As of September 30, 2006, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $460,000. The proceeds that the Company received were net of related fees and costs of $40,000.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (CONTINUED)


The Company entered into a Securities Purchase Agreement with four accredited investors on July 28, 2006 for the issuance of $500,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 15,000,000 shares of the Company's common stock. The Convertible Note accrues interest at 6% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.10 or b) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of September 30, 2006, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $490,000. The proceeds that the Company received were net of related fees and costs of $10,000.

The Company entered into a Securities Purchase Agreement with four accredited investors on September 26, 2006 for the issuance of $280,000 of convertible notes ("Convertible Notes") and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company's common stock. The Convertible Note accrues interest at 6% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company's common stock at a rate of the lower of a) $0.10 or b) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of September 30, 2006, the Company issued to investors of the Convertible Notes a total amount of $280,000 in exchange for total proceeds of $259,858. The proceeds that the Company received were net of related fees and costs of $20,142.

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

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

o The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received.
o Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at September 30, 2006 and December 31, 2005, respectively.
o The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company's balance sheet.
o Accreted principal of $2,075,392 and $866,701 as of September 30, 2006 and December 31, 2005, respectively.

The following table summarizes the various components of the convertible debentures as of September 30,, 2006 and December 31, 2005:

                                               September 30,      December 31,
                                                   2006              2005
                                              ---------------   ---------------
Convertible debentures                        $     2,502,295   $       894,201
Warrant liability                                   3,682,678         2,013,188
Derivative liability                                6,886,518         6,809,449
                                              ---------------   ---------------
                                                   13,071,491         9,716,838
Cumulative adjustment of derivative and
  warrant liability to fair value                  (4,789,197)       (4,322,637)
Cumulative unrealized loss relating to
  conversion of convertible notes to
  common shares charged to interest expense          (597,194)         (565,539)
Cumulative accretion of principal related to
  convertible debentures                           (2,075,392)         (866,701)
                                              ---------------   ---------------
                                              $     5,609,708   $     3,961,961
                                              ===============   ===============

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE C-WARRANT LIABILITY

Total warrant liability as of September 30, 2006 and December 31, 2005 are comprised of the following:

                                                 September 30,    December 31,
                                                      2006            2005
                                                ---------------  ---------------
Fair value of warrants relating to
  convertible debentures                        $     3,682,678  $     2,013,188
Fair value of warrants relating to
  preferred stock-class A                               108,565        1,147,334
Fair value of other outstanding warrants                328,199          191,504
                                                ---------------  ---------------
Total                                           $     4,119,442  $     3,352,026
                                                ===============  ===============


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

As of September 30, 2006, 6 of the Series A Preferred shareholders exercised the conversion right and exchanged 20.3 shares of Series A Preferred for 1,019,032 shares of the Company's common stock

The holders of the Series A Preferred shall have the right to vote, separately as a single class, at a meeting of the holders of the Series A Preferred or by such holders' written consent or at any annual or special meeting of the stockholders of the Corporation on any of the following matters: (i) the creation, authorization, or issuance of any class or series of shares ranking on a parity with or senior to the Series A Preferred with respect to dividends or upon the liquidation, dissolution, or winding up of the Corporation, and (ii) any agreement or other corporate action which would adversely affect the powers, rights, or preferences of the holders of the Series A Preferred.

The holders of record of the Series A Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($5,000 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company's common stock. Dividends on shares of the Series A Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series A Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of the period ended September 30, 2006, $0 in dividends were accumulated.

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

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

The Company is required to record a liability relating to the detachable warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14. As such:

o Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black- Scholes option pricing formula, are accrued as adjustments to the liabilities at September 30, 2006 and December 31, 2005, respectively.

o The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants (noted above) is included as an other comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company's balance sheet.

The fair value of the detachable warrants as of September 30, 2006 and December 31, 2005 were as follows:

                                                 September 30,    December 31,
                                                      2006            2005
                                                ---------------  ---------------
Fair value of  warrants  relating to
issuance  of  convertible  preferred                   $108,565       $1,147,334
stock:

The Company recorded an Unrealized Gain (Loss) on the change in fair value of these detachable warrants of $1,038,769 and $(452,242) for the nine months ended September 30, 2006 and 2005, respectively.

SERIES B - CONVERTIBLE PREFERRED STOCK

On February 19, 2004, the Company filed a Certificate of Designation creating a Series B Convertible Preferred Stock classification for 800,000 shares.

In January, 2004, the Company issued 800,000 shares of its Series B Preferred in lieu of certain accrued management service fees payable and notes payable including interest payable thereon totaling $800,000 to officers of the company. The shares of the Series B Preferred are non voting and convertible, at the option of the holder, into common shares at $0.10 per share per share. The shares issued were valued at $1.00 per share, which represented the fair value of the common stock the shares are convertible into. In connection with the transaction, the Company recorded a beneficial conversion discount of $800,000 - preferred dividend relating to the issuance of the convertible preferred stock. None of the Series B Preferred shareholders have exercised their conversion right and there are 800,000 shares of Series B Preferred shares issued and outstanding at September 30, 2006 and December 31, 2005.

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

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE D -STOCKHOLDER'S EQUITY (CONTINUED)

SERIES B - CONVERTIBLE PREFERRED STOCK (CONTINUED)

The holders of record of the Series B Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($1.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company's common stock. Dividends on shares of the Series B Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series B Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. For the period ended September 30, 2006 $ 264,000 in dividends were accumulated.

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

COMMON STOCK

The Company has authorized 300,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2006 and December 31, 2005, the Company has 98,004,157 and 75,608,334 shares issued and outstanding, respectively.

During the nine months ended September 30, 2006, holders converted 20.3 shares of preferred stock - Class A into 1,019,032 shares of common stock. Each share of preferred stock is convertible into 50,000 shares of common stock.

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

In June 2006, the Company issued 6,000,000 shares of its common stock in conjunction with the exercise of employee stock options at $0.056 per share.

In July 2006, the Company issued 50,000 shares of its common stock at $0.042 per share in exchange for services.

In August 2006, the Company issued 541,667 shares of its common stock for approximately $0.05 per share in exchange for services.

In September 2006, the company issued 37,313 shares of its common stock at $0.067 per share in exchange for services.

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


NOTE E-STOCK OPTIONS AND WARRANTS

Class A Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company's common stock issued to shareholders at September 30, 2006:




                                      Warrants Outstanding                                      Warrants Exercisable
                                      --------------------                                      --------------------
                                          Weighted Average           Weighted                          Weighted
                        Number          Remaining Contractual        Average         Number            Average
 Exercise Price       Outstanding           Life (years)          Exercise price   Exercisable      Exercise Price
-----------------  -----------------  ------------------------  ----------------  ------------  ---------------------
     $0.01                   100,000            2.25                  $0.01            100,000          $0.01
      0.03                26,500,000            3.67                   0.03         26,500,000           0.03
      0.06                25,000,000            6.99                   0.06         25,000,000           0.03
      0.10                20,641,500            6.17                   0.10         20,641,500           0.10
      0.20                 1,845,000            1.00                   0.20          1,845,000           0.20
      0.25                10,301,564            0.47                   0.25         10,301,564           0.25
      0.50                 2,300,000            2.65                   0.50          2,300,000           0.50
      1.05                10,193,064             .47                   1.05         10,193,064           1.05


Transactions involving the Company's warrant issuance are summarized as follows:


                                                    Number of      Weighted
                                                      Shares        Average
                                                                 Price Per Share
Outstanding at December 31, 2004                    21,931,128   $         0.90
Granted                                             26,500,000             0.03
Exercised                                                   --               --
Canceled or expired                                         --               --
Outstanding at December 31, 2005                    48,431,128             0.42
Granted                                             48,750,000             0.11
Exercised                                                   --               --
Canceled or expired                                   (300,000)           (0.50)
Outstanding at September 30, 2006                   96,881,128             0.27

Warrants granted during the period ended December 31, 2005 totaling 26,499,500 were issued in connection with debt financing. The warrants are exercisable until five years after the date of issuance at a purchase price of $0.03 per share on 25,000,000 warrants, $0.10 per share on 800,000 warrants and $0.15 per share on 699,500 warrants.

For the nine months ended September 30, 2006, warrants totally 44,000,000 were issued in connection with debt financing. The warrants are exercisable until seven years after date of issuance with 19,000,000 at a purchase price of $0.10 per share, 25,000,000 at $0.06 per share. The 19,000,000 warrants have a reset provision should the Company issue shares below $0.10 per share excluding conversion of related debt.

For the nine months ended September 30, 2006, following warrants were issued in connection with services rendered:

                           purchase price
        Number of warrant     per share:     Term (years)
              1,550,000          $0.10           2.75
              1,550,000          $0.25           2.75
              1,550,000          $1.05           2.75
               100,000           $0.01           2.75

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE E-STOCK OPTIONS AND WARRANTS (CONTINUED)

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at September 30, 2006:

                            Options Outstanding                              Options Exercisable
                            -------------------                              -------------------
                                  Weighted Average      Weighted                           Weighted
                                      Remaining          Average                           Average
  Exercise          Number        Contractual Life      Exercise          Number           Exercise
   Prices        Outstanding           (Years)            Price        Exercisable          Price
-------------  -----------------  -----------------  ---------------  ----------------  ---------------
      $0.2125         2,000,000                 7.21        $0.2125         2,000,000           $0.2125
       0.2125         2,000,000                 7.62         0.2125         2,000,000            0.2125
         0.10         9,502,307                 8.29           0.10         9,502,307              0.10
       0.0295         4,000,000                 8.85         0.0295         4,000,000            0.0295
         0.04        14,430,000                 9.82           0.04        14,430,000              0.04



Transactions involving stock options issued to employees are summarized as follows:

                                                               Weighted Average
                                            Number of Shares    Price Per Share
                                          ------------------  ------------------
Outstanding at December 31, 2004:                 16,000,000   $0.2125
Granted                                           18,000,000   0.058
Exercised                                             -        -
Canceled or expired                                   -        -
Outstanding at December 31, 2005:                 34,000,000   $0.076
Granted                                           14,430,000   $0.04
Exercised                                        (16,497,693)  0.037
Canceled or expired                                   -        -
Outstanding at September 30, 2006:                31,932,307   $0.07815

During the nine months ended September 30, 2006, the Board of Directors voted to exercised 16,497,693 of their options cashlessly to provide 12,772,206 share of the Company's common stock to be used as colleral in support of short-term financing.

The weighted-average fair value of stock options granted to employees during the year ended December 31, 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

For the year ended December 31,2005:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date                                         2%
Expected stock price volatility                                             255%
Expected dividend payout                                                      -
Expected option life-years (a)                                                7
7

(a)The expected option life is based on contractual expiration dates.

During the nine months ended September 30, 2006, the Company granted 14,430,000 employee stock options with an exercise price of $0.04 expiring ten years from issuance. The fair value (determined as described below) of $721,500 was charged to current period earnings.

The weighted-average fair value of stock options granted to employees during the nine months ended September 30, 2006 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

NOTE E-STOCK OPTIONS AND WARRANTS (CONTINUED)

For the nine months ended September 30,2006:

Risk-free interest rate at grant date                                      5.04%
Expected stock price volatility                                             364%
Expected dividend payout                                                      -
Expected option life-years (a)                                               10

(a)The expected option life is based on contractual expiration dates.

NOTE F -RELATED PARTY TRANSACTIONS
From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 12% per annum. As of September 30, 2006 and December 31, 2005 , the balance due to the officers was $353,595 and $366,595, respectively.

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

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

NOTE H- LOSS PER SHARE

The following table presents the computation of basic and diluted (loss) income per share:

                                                    For the nine months ended
                                                          September 30,
                                                        2006            2005
                                                                    As restated
                                                                      Note K
                                                    ------------   ------------
Net (loss) available to common stockholders         $ (5,297,080)  $ (7,757,236)
Basic and diluted (loss) per share                         (0.06)         (0.16)
Weighted average common shares outstanding            88,702,751     47,503,678

As of September 30,2006 and 2005, 241,386,485 and 230,583,333 potential shares were excluded from the shares used to calculate loss per share as their inclusion would reduce net loss per share.


NOTE I - BUSINESS CONCENTRATION

Sales to 3 major customers approximated $109,476 or 49% of total sales for the three months ended September 30, 2006.

Purchases from the Company's 3 major suppliers accounted for 93% of total purchases for the three months ended September 30, 2006.


NOTE J- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of September 30, 2006, the Company incurred accumulated losses of $23,989,021. The Company's current liabilities exceeded its current assets by $2,688,787 as of September 30, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

                              CYBERLUX CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

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

The accounting principles on the aforementioned transactions are currently reflected in the accompanying September 30, 2006 financial statements in accordance with SFAS 154. The necessary corrections to apply the impact to the previously issued September 30, 2005 financial statements are as follows: For the nine months ended September 30, 2005:

                                                                      Amount
                                                  September 30,      increase
                                September 30,         2005        (decrease) in
                                2005 financial     financial       September 30,
                                  statement        statement          2005
                                balance prior        post           financial
                                to restatement    restatement      statements
                                --------------   -------------    --------------
Net (loss)                      $  (2,799,717)   $  (7,757,236)   $  (4,957,519)

Loss per share-basic and        $       (0.06)   $       (0.16)   $       (0.10)
fully diluted

For the three months ended September 30, 2005:

                                                                      Amount
                                                  September 30,      increase
                                 September 30,         2005       (decrease) in
                                 2005 financial     financial      September 30,
                                   statement        statement         2005
                                 balance prior        post          financial
                                 to restatement    restatement     statements
                                 --------------   -------------   --------------
Net Income (loss)                 $  (1,442,462)  $   12,129,831  $   13,572,293

Income (Loss) per                 $       (0.02)  $         0.17  $         0.19
share-basic and fully
diluted-See note A



The resulting effects on the prior period adjustments on the September 30, 2005 cash flows by area are as follows:



                         September 30, 2005
                              cash flow                                Amount increase
                          statement balance   September 30, 2005   (decrease) in September
                              prior to        cash flow statement    30, 2005 cash flow
                            restatement        post restatement            statement
                         -------------------  -------------------  ------------------------
Net cash from operating       $  (1,849,640)      $  (1,849,640)                         --
activities

Net cash from investing             (35,867)            (35,867)                         --
activities

Net cash from financing           1,487,515           1,487,515                          --
activities


NOTE L - SUBSEQUENT EVENTS.

On November 9, 2006, the Company was notified it is in default of the loan agreements dated March and June 2006. Shareholders have secured these convertible notes with shares of the Company's Common stock. The Company is presently reviewing its options to address the default.

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

      On July 13, 2006, we announced today that the we had received an additional order for our Aeon ProHB lighting from the Center for History, in Wheaton, IL. The Museum placed a new order, valued at $11,454, after testing the Aeon lights for 30 new custom cases for the Fairways, Greens & Clubs Golf Gallery at the Center.

      The Museum chose the Aeon lighting because the technology of the LED lighting does not produce UV rays or heat; both elements can destroy old documents and fabrics. Unlike traditional lighting used in most museums, the Aeon LED lighting can be left on for days without causing harm to fragile items on display. LED lighting showcases Museum quality pieces in color corrected light which brings out the true colors of an item without damaging it.

      Our Aeon product line includes the Aeon ProHB products, which produce up to 560 lux of illumination. The Aeon products are energy efficient, generate virtually no heat, and are maintenance-free with an industry-leading light-life guarantee of up to 15 years depending on the model purchased. The Aeon next generation LED lighting technology, based on solid-state semiconductors instead of conventional light bulbs, is an alternative to current halogen and fluorescent lighting.

      On July 17, 2006, we announced that Bottom Line Energy Management, Inc. purchased EverOn Lights for installation in Michigan apartment buildings.

      Bottom Line Energy Management, Inc., a Michigan based contractor, is involved in the maintenance of commercial buildings and apartment complexes. Bottom Line Energy Management, Inc. purchased 210 EverOn Lights for an initial installation in closets of apartment buildings after presenting proposals to the building owners and demonstrating the capabilities of the EverOn and the cost savings they could achieve versus running electrical wiring to the closets and installing lighting fixtures.

      The EverOn uses the latest solid-state lighting technology that provides more than 60 hours of light using four AA batteries and is 75 percent more energy efficient than conventional incandescent flashlights. Designed originally to provide homeowners with portable, long-lasting, emergency lighting during the hurricane season, the new EverOn is a sturdy, virtually indestructible, lighting product that provides over 60 hours of comfortable room-filling light on the medium setting and over 30 hours of intensely bright white light on the highest setting, all in a 7 inch by 3.5 inch by 2.4 inch package.

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

      On July 26, 2006, we announced that we had recorded our highest sales volume to-date for our EverOn product on our e-commerce site, www.luxsel.com. Over the past ninety days, sales of the EverOn product have increase 58% compared to the prior period. With month-to-month increases of 14% in May, 24% in June and 20% in July, the EverOn product is now being discovered by consumers as an every-day utility light that greatly exceeds the performance of traditional flashlights.

      The EverOn has been ordered by hundreds of consumers who refer to the product as 'the marathon light with a life of its own.' The sales increase is largely due to the overall flexibility of the EverOn as a lighting source used during the many blackouts across the country but also as an everyday utilitarian home product. Consumers are raving about the EverOn as a closet light, a camping must-have, a lighting solution for tool sheds, cars, boats or babies' rooms.

      On August 2, 2006, we announced a new addition to our growing product line -- the FocusOn(TM). FocusOn(TM) is a patent-pending solid-state lighting product designed to illuminate 'For Sale' signs at night so that home sales continue after dark.

      This is a value-added sales tool for property owners and real estate brokerage companies. The product has been previewed with major retailers and selected franchised real estate brokerages. The FocusOn will be sold in hardware stores and home improvement outlets for use by property owners and direct to residential real estate brokerages for agency sales.

      The FocusOn(TM) operates on 4 D-Cell batteries, lighting both sides of the sign. Using a microprocessor controlled timer, the lights operate for 4 hours per night for more than 30 days on one set of batteries. The FocusOn(TM) features two light heads that fold out to an optimum lighting distance from the sign's face and contain two super-bright energy-efficient solid-state LEDs that illuminate the sign. The unit is encased in a waterproof cylinder that is secured to the horizontal sign support with a clamp channel and plastic tie straps.

      On August 9, 2006, we announced the hiring of Lewis Gordon, General Manager, Worldwide Retail Sales. Gordon will focus on global sales for the EverOn; the KeOn; the RelyOn; and the newly introduced FocusOn "for sale sign" illumination product.

      Gordon has an established track record of leading national sales and business development efforts for consumer product companies. He has a history of increasing market penetration through establishing new channel partnerships and growing business with national retail stores. Most recently, he was with United Storage Technologies as Vice President of Sales/Business Development where he maintained partnerships with major retailers including Wal-Mart and Sam's Club and also brought in new distribution channel partners. Prior to United Storage Technologies, Gordon was with American Tack & Hardware where he led sales and customer service, growing the sales revenue from $48 million to $88 million.

      Between August 22 and 24, 2006, we showcased our line of emergency management products at the TREXPO (Tactical Response Exposition) East at Dulles Expo & Conference Center in Chantilly, VA. TREXPO East is the nation's most high profile exposition for tactical response equipment, technology, and services for law enforcement, military, security, and federal agencies.

      On August 28, 2006, we announced today that the company has entered into an agreement with Clive Christian to showcase the Aeon products in its showrooms worldwide. Clive Christian delivers luxurious, classic kitchen designs, as well as traditional home furnishings.

      On September 5, 2006, we announced that the company has entered into an agreement with Kaba Ilco Corporation to distribute its Keon KeyCap throughout North America. The first order has been shipped. Marketed under the KeyCaps brand by Kaba Ilco, our patented Keon is a practical lighting solution for every consumer who carries keys and provides a focused, bright diodal(tm) beam of light that illuminates a path to its corresponding lock or other targeted surfaces. Our Keon directs a beam of bright light down the key shaft onto walkways, stairways, doors and locksets. Each Keon features a pliable neoprene surround containing micro-electronics that fits snugly around standard key heads. The LED light is activated by gently pressing the cap between thumb and forefinger. The product is practically weightless and eliminates bulk from your key-ring.

      On September 14, 2006, we announced today that we had entered into an agreement with Cottonwood Fine Kitchen Furniture to include the Aeon products in its cabinetry in dealerships throughout the country. Cottonwood is a manufacture of handcrafted built-to-order fine furniture. The company sells its furniture through 30 dealerships located across the country. They offer kitchen cabinets, bathroom suites, utility rooms, entertainment centers, display cases and other design/build furniture. All furniture is made to order and will now include the Aeon ProHB as an option for customers.

      On September 27, 2006, we announced that we have been selected to provide a new high-performance solid-state LED lighting system for the United States Air Force Air Mobility Battlelab. The new lighting system is a state-of- the-art LED lighting system resulting from the adaptation of two existing commercial-off-the-shelf systems, the WatchDog Portable Covert Illumination System and the BrightEye Portable Visible Illumination System. Both COTS systems are currently available through GSA Schedule 56 and GSA Advantage. The Air Mobility Battlelab (AMB) explores high-payoff concepts, technologies, and tactics to advance the USAF distinctive capabilities of Rapid Global Mobility and Agile Combat Support. The AMB previously selected us to adapt our commercially available portable lighting system to meet AMB requirements and deliver the WatchDog Portable Covert Illumination System as the perimeter covert lighting solution for the protection of landed aircraft assets and attendant personnel. The performance characteristics of the WatchDog system support other potential applications of the technology to reduce mobility response time; reduce deployable support structure; and enable USAF members to do their jobs better, faster and with less expense.

      The new system is designed as a portable visible and infrared illumination system for force protection, aircraft maintenance, expeditionary airbase force protection, general mission lighting and other high intensity lighting applications. Using advanced battery power and contained in a wheeled carrying case, the objective of the new system is to replace the space-consuming bulk, noise and energy consumption problems of the current generator powered incandescent lighting systems, for appropriate missions, with an easily deployed wheeled case advanced solid-state lighting system.

      On Sept. 28, 2006, we announced that the Aeon ProHB under cabinet and interior cabinet lighting will be showcased in two homes in the Fall 2006 Parade of Homes. Sponsored by the Home Builders Association, the Parade of Homes took place September 30 & October 1, 2006, October 6 - 8, 2006, and October 13 - 15, 2006.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

      Revenues for the nine months ended September 30, 2006 were $353,081 as compared to $26,202 for the same period ended September 30, 2005. Our expended sales reflects our greater market penetration compared to the same period last year

Operating Expenses

      Operating expenses for the nine months ended September 30, 2006 were $3,795,153 as compared to $1,911,617 for the same period ended September 30, 2005. Included in the nine months ended September 30, 2006 are $146,763 in expenses for market development and literature. This compares to $235,389 for the nine months ended September 30, 2005. Additionally we incurred non cash expenses relating to the fair value of options issued and non cash payment for services rendered of $1,923,389 compared to $140,160 for the same period last year.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

Revenues

      Revenues for the three months ended September 30, 2006 were $222,855 as compared to $12,434 for the same period ended September 30, 2005. Our increased sales reflect our expanded sales efforts and a greater market penetration.

Operating Expenses

      Operating expenses for the three months ended September 30, 2006 were $1,300,958 as compared to $785,410 for the same period ended September 30, 2005. Included in the three months ended September 30, 2006 are $29,548 in expenses for market development and literature. This compares to $97,717 for the three months ended September 30, 2005.

      Additionally, incurred $721,500 as an non cash expense for the fair value of options issued to officers and key employees as compared to $-0- in 2005

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

LIQUIDITY AND CAPITAL RESOURCES

      As of September 30, 2006, we had a working capital deficit of $2,688,787. This compares to a working capital deficit of $1,483,902 as of December 31, 2005. As a result of our operating losses for the nine months ended September 30, 2006, we generated a cash flow deficit of $2,014,507 from operating activities. Cash flows used in investing activities was $13,446 for the nine months ended September 30, 2006. Cash flows from financing activities provided $1,627,403 from the issuance of convertible notes payable and borrowing on a long term basis, net of repayments for the nine months ended September 30, 2006.

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

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on July 28, 2006, for the sale of (i) $500,000 in secured convertible notes and (ii) warrants to purchase 15,000,000 shares of our common stock.

      The proceeds received from the sale of the secured convertible notes will be used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

      The secured convertible notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.10 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.10 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

      Since the conversion price will be less than the market price of the common stock at the time the secured convertible notes are issued, we anticipate recognizing a charge relating to the beneficial conversion feature of the secured convertible notes during the quarter in which they are issued

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on September 26, 2006, for the sale of (i) $280,000 in secured convertible notes and (ii) warrants to purchase 10,000,000 shares of our common stock.

      The proceeds received from the sale of the secured convertible notes will be used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

      The secured convertible notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.10 or (ii) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.10 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

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

CRITICAL ACCOUNTING POLICIES

      In February 2006, the FASB issued SFAS No. 155. "Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140," or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

      In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's financial position and results of operations.

      In July 2006, the FASB issued Interpretation No. 48 (FIN 48). "Accounting for uncertainty in Income Taxes". FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, "Accounting for Contingencies". FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

      In September 2006 the Financial Account Standards Board (the "FASB") issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

      In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows


NON-GAAP FINANCIAL MEASURES

      The financial statements appearing in this quarterly report on Form 10-QSB do not contain any financial measures which are not in accordance with generally accepted accounting procedures.

INFLATION

      In the opinion of management, inflation has not had a material effect on our financial condition or results of its operations.

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

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

      We incurred net losses of $9,410,657 for the year ended December 31, 2005 and $3,103,049 for the year ended December 31, 2004. For the nine months ended September 30, 2006, we incurred a net loss of $5,297,080. As of September 30, 2006, we had an accumulated deficit of $23,989,021. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

      We will require additional funds to sustain and expand our sales and marketing activities. We anticipate that we will require up to approximately $2,000,000 to fund our continued operations for the next twelve months, depending on revenue from operations. [this number is way too low based upon your losses for the year] Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

      In their report dated March 16, 2006, our independent auditors stated that our financial statements for the year ended December 31, 2005 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses for the years ended December 31, 2005 and 2004 in the amounts of $9,410,657 and $3,103,049, respectively. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

      Due to our limited economic resources, we try to issue stock in lieu of cash for payment of expenses and services provided for us. In 2005, we issued 2,783,333 shares of common stock in exchange for expenses and services rendered, and we issued 800,000 shares of series B convertible preferred stock to officers and directors in exchange for the retirement of debt owed to them. We anticipate issuing shares of common stock whenever possible in lieu of cash to conserve our financial position. The number of shares of common stock issued is directly related to our stock price at the time of issuance. In the event that our stock price drops, we will be required to issue larger amounts of shares for expenses and services rendered, if the other party is willing to accept stock at all. The issuance of shares of common stock will have the effect of diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

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

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

STATEMENT OF CLAIM - ARBITRATION BEFORE THE NATIONAL ASSOCIATION OF SECURITIES DEALERS, INC.

      On October 21, 2005, Greenfield Capital Partners LLC filed a statement of claim against us in arbitration before the National Association of Securities Dealers, Inc. Greenfield claims damages and costs in the amount of $107,000 for breach of contract, fraud, fraudulent concealment and misrepresentation. We entered into an agreement with Greenfield Capital Partners LLC in June 2004 to act as financial advisor in connection with and equity offering. On October 27, 2006, we entered into a settlement with Greenfield, pursuant to which we issued 2,700,000 shares of common stock in settlement of all claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      During the three months ended September 30, 2006, we issued 600,000 shares of common stock upon the conversion of 12 shares of Class A preferred stock.

      In July 2006, we canceled 8,000,000 shares of common stock which were to be issued pursuant to financing agreement which was terminated.

      In July 2006, we issued 50,000 shares of our common stock at $0.042 per share; in August 2006, we issued 41,667 shares of common stock at $0.06 per share; and in September 2006, we issued 37,313 shares of common stock at $0.067 in exchange for services rendered.

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

      In addition, pursuant to the April 22, 2005 and October 24, 2005 SPA, we were required to file a registration statement within 45 days of closing and have the registration statement effective within 105 days of closing. On May 20, 2005, we filed a registration statement on Form SB-2 registering shares underlying the convertible notes. This registration statement is currently being review and has not been declared effective.

      On November 9, 2006, we were notified that we were in default of the loan agreements dated March and June 2006. Shareholders have secured these convertible notes with shares of our Common stock. We are presently reviewing its options to address the default.

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


                                    CYBERLUX CORPORATION

Date:  November 14, 2006             By: /s/ DONALD F. EVANS
                                        --------------------
                                     Donald F. Evans
                                     Chief    Executive    Officer    (Principal
                                     Executive  Officer)  and  Chairman  of  the
                                     Board of Directors

Date:  November 14, 2006             By: /s/ DAVID D. DOWNING
                                        ---------------------
                                     David D. Downing
                                     Chief    Financial    Officer    (Principal
                                     Financial Officer and Principal  Accounting
                                     Officer)