Form 10KSB
period 2006-12-31
CYBERLUX CORP
filed 2007-05-21
CIK 1138169

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

Commission file number 000-33415

CYBERLUX CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	91-2048978
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, North Carolina	27703
(Address of principal executive offices)	(zip code)

Issuer's Telephone Number:    (919) 474-9700

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

Yes   ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.

Yes ☐  No  ☒  Delinquent filers are disclosed herein.

Total revenues for Fiscal Year 2006 were $484,988.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low price on May 18, 2007, was approximately $1,983,525.

As of May 18, 2007 there were 276,844,639 shares of issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

CYBERLUX CORPORATION ANNUAL REPORT ON FORM 10-KSB For the Fiscal Year Ended December 31, 2006 TABLE OF CONTENTS
PART I		Page
Item 1. Item 2. Item 3. Item 4.	Business Properties Legal Proceedings Submission of Matters to a Vote of Security Holders	1 9 9 9
PART II
Item 5. Item 6. Item 7. Item 8. Item 8A. Item 8B.
Market for Registrant’s Common Equity and Related Stockholder Matters
Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Financial Statements
Changes in and Disagreements with Accountants on Auditing and Financial Disclosure
Controls and Procedures
Other Information
10 22 34 35 35 35
PART III
Item 9. Item 10. Item 11. Item 12.	Directors and Executive Officers of the Registrant Executive Compensation… Security Ownership of Certain Beneficial Owners and Management Certain Relationships and Related Transactions	36 39 41 42
PART IV
Item 13. Item 14.	Exhibits Principal Accountant Fees and Services	44 50

Signatures		52

This Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-KSB (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management’s Discussion and Analysis and Results of Operation" under Item 6.

In this form 10-KSB references to "Cyberlux", “the Company”, "we," "us," and "our" refer to Cyberlux Corporation.

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

We have created breakthrough solid-state lighting technology that provides energy efficient and cost effective lighting solutions. Several products are designed to address emergencies, such as power outages and critical security lighting needs. Other products bring “heatless” light into the home for closets, cabinets, bookcases and counters. The solid-state semiconductors, trademarked by Cyberlux as diodal™ lighting elements, consume 92 percent less energy than conventional incandescent lighting elements and perform for more than 10 years in contrast to 750 hours for traditional light bulbs.

We believe our solid-state lighting is superior to traditional lighting in several ways:

1)	Energy Consumption -our lighting currently consume 75% less energy than traditional incandescent bulbs and 30% less energy than most fluorescent bulbs.
2)	Virtually Heatless - The lighting elements do not “burn” a filament or gas to create light. Therefore, they do not have the extreme heat of incandescent or gas (xenon) bulbs.
3)	Longevity -Our lighting systems have been shown to last up to 20 years versus hundreds of hours for incandescent bulbs. Properly conditioned units can tolerate endless oOn/off cycles.
4)
Semiconductor Based - Lighting element efficiencies have been increasing consistently and industry experts believe the efficiency gains will continue (i.e. follow Moore’s Law). Additionally, they can be incorporated into control systems.

5)	Nearly Impervious to Vibration - Solid-state technology means not as many moving pieces, vacuums or glass.
6)	Small Footprint - Does not require the ballast like fluorescent bulbs or large receptacles like incandescent bulbs.

These efficiencies result in our lighting systems being less expensive than conventional bulbs or tubes in total cost of ownership.

Our target markets include retail; homeland security; long-term building and industrial, commercial and institutional emergency lighting; military; intensive outdoor maintenance; kitchen/bath task and accent lighting and landscape market.

We are a solid-state lighting technology and product development company that focuses on delivering unique lighting solutions to market with the most advanced semiconductor, power and LED technology. Recently, through our strategic partnership with UTEK, a specialty finance company focused on technology transfer, we acquired the world-wide exclusive rights to two technologies that when combined with our products, create a breakthrough in solid-state lighting capability. Through the combination of the hybrid organic / inorganic white and multi-color lighting technology acquired from the University of California-Santa Barbara and the Scattered Photon ExtractionTM (SPE) technology acquired from Rensselaer Polytechnic Institute, we will commercialize the resulting proprietary lighting technology as “Hybrid White Light” (HWL) and “Hybrid Multi-color Light” (HML). The resulting lighting technology will yield a lower cost, more energy-efficient lighting source than currently available in solid-state light-emitting diode (LED) solutions.

With today's best white LEDs operating at 75 lumens per watt range, the HWL technology will produce up to 225 lumens per watt. While the best LED performance today represents 5 times better energy efficiency than current light bulbs, our HWL technology will improve efficiency by an additional 300 percent.

The Market

History of LEDs

“Solid-state Lighting” uses LEDs as the source of illumination. LEDs emit light directly from an electrically charged semiconductor material. Photons are released at various frequencies that create different colors of light. The first commercial LEDs were only able to produce invisible, infra red light, but still quickly found their way into sensing and photo-electric applications. The use of Gallium Aluminum Arsenide Phosphide LEDs in the early to mid 1980s brought the first generation of super bright LEDs, first in red, then yellow and finally green. By the early 1990's, ultra bright LEDs using Indium Gallium Aluminum Phosphide to produce orange-red, orange, yellow and green light had become available.

Eventually, ultra-bright blue chips became the basis of white LEDs, in which the light emitting chip is coated with fluorescent phosphors. These phosphors absorb the blue light from the chip and then re-emit it as white light. This same technique has been used to produce virtually any color of visible light and today there are LEDs on the market which can produce previously "exotic" colors, such as aqua and pink.

LEDs not only have color characteristics, but also have intensity, or “brightness”. Like semiconductors, LEDs are becoming roughly twice as powerful (bright) around every eighteen months.

LEDs are currently in mass production by companies such as Cree, Nichia and LumiLeds, all of which supply to us. Although 50 lumens/watt (“lm/w”) is the current standard, all three companies are increasing efficiency in their current production lines up to 75 lm/w at 1w. With the HWL technology, we expect to produce up to 225 lumens per watt with the combined hybrid organic/inorganic polymer solid-state lighting capability. We will license the HWL technology as both lighting element packages and fixture reference designs in order to scale penetration into the existing lighting market.

Industry Overview

According to industry research firms NanoMarkets and CIR, the market for high-brightness LEDs (HB-LEDs) will enter a new phase of its evolution by 2010. They estimate the combined market for standard HB-LEDs and the new ultra-high brightness LEDs (UHB-LEDs) will grow from $5.0 billion in 2006 to $10.8 billion in 2010 and reach $ 17.4 billion in 2013.

HB-LEDs and UHB-LEDs are mainly used in signage, traffic signals, home and commercial interior lighting, displays and automotive lighting. The major market players are Nichia (Japan), Hewlett-Packard, Cree, Agilent/LumiLEDs, Samsung (Korea), Toyoda-Gyosei (Japan), Siemens/Osram (Europe).

By 2010, industry experts believe that LEDs with an output greater than 250 lumens will be commercialized, making HB-LEDs a practical solution for many lighting, photographic and medical applications. In 2010, the market for UHB-LEDs alone is expected to total $3.6 billion. General illumination is expected to become the fastest growing application for HB-LEDs between now and 2010. By 2010 much of the $3.6 billion in UHB-LEDs sold will be for general illumination applications in addition to $860 million in regular HB-LEDs. Based on market research we participated in, we believe the current general illumination market is estimated at over $12 billion.

In addition to rapid increases in sales, new developments in materials and production technologies will help drive cost points lower and quality higher. These processes include silicon photonics, thin-film polymer technology as used in our HWL technology, nanotechnology and pure Gallium Nitride substrates, as well as the evolution of better packaging and fabrication technologies.

Our Products

Retail/OEM Products

EverOn™

Our original product Offering, the patented EverOn™ product line has gone through many changes since the product launch in 2001. The EverOn™ is a multi-purpose emergency light with over 500 hours of light from 4 standard AA batteries. The lighting unit has three settings: 1) Low, with amber Night Light (500 hours); 2) Medium, for normal lighting situations (60 hours); and 3) High Intensity, for emergency situations (30 hours). The unit uses 6 white LEDs and 2 amber LEDs. The LEDs last 20 years without replacement and the sturdy outer case allows for outdoor use.

The EverOn™ is typically sold in retail outlets through partnerships with large retailers and distributor of household goods and home keys. We have recently entered into an agreement with Wal-Mart and The Home Depot to offer the EverOn™.

KeOn

The patent-pending KeOn™ is a sturdy elastic surround that fits standard key heads and features an electronics package that focuses a bright LED beam of light down the key shaft. When its miniaturized button is depressed, the Keon™ directs light precisely into the intended keyhole or other targeted surfaces. The Keon light source is an LED lighting element that never requires a light bulb change. The result is a product that is maintenance-free and offers long-lasting energy-efficiency that uses 90 percent less energy than traditional incandescent flashlight bulbs.

The KeOn™ is typically sold in retail outlets through partnerships with large retailers and manufacturer/distributor of household goods and home keys. We have licensed our KeOn to Kaba Ilco and are in negotiations with several companies to license official merchandise on the Keon™ (e.g. NASCAR, NFL teams, etc.).

FocusOn™ Sign Lighting

FocusOn™ is a patent-pending solid-state lighting product designed to illuminate “For Sale” signs at night so that home sales continue after dark. The FocusOn™ operates on 4 D-Cell batteries, lighting both sides of the sign for four hours per night for more than 30 days on one set of batteries. The FocusOn™ features two light heads that fold out to an optimum lighting distance to illuminate the sign and contain two super-bright energy-efficient solid-state LEDs that illuminate the sign. The unit is encased in a water proof cylinder that is secured to the horizontal sign support with a clamp channel and plastic tie straps.

The FocusOn™ products are sold in partnership with real estate brokerage firms directly to real estate retail brokers. Recently, we signed a Supplier Agreement with Realogy Corporation, the world’s largest real estate brokerage franchisor, to supply the FocusOn™ to it’s Century21, ERA, Caldwell Banker and Sotheby’s real estate brokers, some 310,000 brokers in all.

RelyOn™

The RelyOn™ is an ultra-bright light with power plant designed to provide homeowners and professionals with a portable, long-lasting work and emergency light. The units are powerful, water-resistant and portable and are designed to provide a lighting source during the most extreme conditions, including power grid failures caused by natural or man-made disasters. The LED lighting elements use two 3-watt advanced, ultra-efficient solid-state LEDs that provide up to 200 lumens of light output and last for the life of the product (i.e. never have to be replaced). The portability of the unit allows for use as an emergency light, work light or camping light.

The product is marketed as the “Ultimate Utility Light” and has a rotating arm and light head that operates as a table lamp, indirect reflective light, spot light and flood light. Powered by 4 D-cell batteries, the RelyOn will operate for up to 60 hours.

The RelyOn™ is typically sold in retail outlets through partnerships with large retailers and manufacturers/distributors of household goods and utility products. We are in discussions with Wal-Mart and The Home Depot to supply RelyOn™ products to its stores. Additionally, we are pursuing various private label agreements to sell the units through their channels.

The technology embodied by the RelyOn™ is a subject of a pending U.S. patent application and utilizes concepts from our other patents and applications.

Task and Accent Lighting

Aeon™

We have designed a complete line of task and accent lighting targeting commercial builders, tract home builders and the do-it-yourself (“DIY”) market. They are designed as architectural accent lighting to replace current in-home/commercial under cabinet lighting. The lighting systems last longer than 20 times halogen lights, 10 times as long as fluorescent lights and 6 times as long as Xenon lights and are available in a variety of warm colors. Most importantly, they provide light with virtually no heat.

The Aeon™ product line is UL approved and has been engineered to be an energy efficient solid-state lighting fixture, currently producing over 55 Lumens per watt. The energy efficiency of the units exceeds EnergyStar and California's Title 24 requirements. The Aeon™ units are highly configurable lighting strips typically used in under cabinet lighting. They can be "Daisy Chained" from a single power source reducing installation costs. Additionally, they can be installed in difficult to reach areas as they require virtually no maintenance for the life of the product.

The products come in three packages to target three market niches:

1)	Aeon™ ProHB

a.	Commercial market and professional homebuilders
b.	Highest quality - up to 560 L/Watt
c.	Flexible configurations for expandability
d.	Adjustable light output and variable light colors
e.	Direct light with tilting installation bracket
f.	Nickel finish only
g.	Sold through specialty distributors and direct
h.	10 year guaranty to match home guarantees

2)	Aeon™ Pro

a.	Smaller contractor and “DIY” market
b.	Standard quality - up to 360 L/Watt
c.	Flexible configurations for expandability
d.	White, Black and Nickel finishes
e.	Sold through distributors and “DIY” retail (smaller contractors)
f.	15 year guarantee

3)	Aeon™ Flex

a.	Smaller contractor and “DIY” market
b.	Custom cut for flexibility
c.	White LED light
d.	White finish only
e.	Sold through distributors and “DIY” retail (smaller contractors)
f.	2 year guarantee

Commercial Products

ReliaBright™ Emergency Lighting System (“ELS”) / Emergency Lighting Unit (ELU)

To address chronic underperformance of current emergency lighting systems used in institutional buildings such as airports, schools and government buildings, we have developed patented ReliaBright™ Emergency Lighting Systems (“ELS”) and Emergency Lighting Units (“ELU”). An “ELS” is composed of multiple light heads and light detection units in an array while “ELUs” are self contained units. They are both designed to provide emergency backup lighting systems used in elevators, hallways, subways and other evacuation scenarios.

Oue “ELU” is the only residential and commercial power outage and emergency lighting system that provides 60 hours or more or emergency and interim lighting. The “ELS” systems are easy to install, are virtually maintenance free and surpass UL and NFBA standards.

We were engaged by the City of Cleveland to provide a pilot program to install “ELS” fixtures in the stairwells and restrooms on the 5th Floor of the Public Utility Building. We estimate that there are at least 100 units that could be installed per floor of each of the city’s 160 city buildings managed by the City of Cleveland. Each of those buildings averages five stories and the lights could be installed in stairwells, restrooms, emergency situation rooms and as general fluorescent replacements

Portable Illumination (“PI”) Systems

We have developed PI Systems for the military and Homeland Security market, which are designed to quickly illuminate remote areas in a portable format. The products utilize a “Super Bright White” solid-state light head system that can illuminate over 600 feet in a setup that weighs less than 50 pounds and can be carried on a commercial airplane. The system currently has over 10 hours of run time using standard Li-Ion batteries and can be wirelessly controlled. A typical application would include remote lighting in disaster scenarios.

As an extension to our PI Systems, we have also integrated infrared LED technology into our latest product Offerings. These systems have the same operational characteristics of their traditional PI System, with the added advantage of the ability to use the system at night using night vision goggles. We are in discussion with the Armed Forces, Homeland Security and US Customs for border patrol and base/boundary protection. We have been selected by Homeland Security under the recently enacted Secure Border Initiative to provide Fixed-Position Lighting Systems.

The Raven Watchdog

In response to on-the-ground threats in remote locations, the US Air Force Raven Security Forces required an advanced covert and visible lighting system to protect USAF assets. USAF Air Mobility Battlelab, with the mission to rapidly deploy solutions within the Air Mobility Command, issued a Request for Proposals to supply the covert lighting systems. Of the 26 companies that responded, we were selected to provide the Portable Covert Illumination System. The parameters of the system include:

-	350’ Perimeter Illumination Boundary
-	15-hour run-time
-	Less than 50 lbs
-	Operates on standard Li-Ion batteries
-	Covert (Night Vision) capable
-	Commercial airline compliant
-	Wireless control and operation

The system, called The Raven Watchdog, is a highly specialized illumination unit used by the Air Force Ravens to protect highly valuable equipment in the field by illuminating the perimeter of the equipment with either IR or standard illumination.

The BrightEye VaC

The BrightEye Visible and Covert (VaC) System is designed as a portable visible and infrared night-vision compatible illumination system for force protection, aircraft maintenance, expeditionary airbase force protection, general mission lighting and other high intensity lighting applications.

Using advanced optics, battery power and solar battery recharging technology, and contained in a wheeled carrying case, the objective of the new system is to replace the space-consuming bulk, noise and energy consumption problems of the current generator powered incandescent lighting systems, for appropriate missions, with an easily deployed wheeled case advanced solid-state lighting system. In addition, the versatility of the BrightEye VaC system makes the product uniquely capable for First Responder deployment across all armed services.

We have been awarded a United States government contract for energy saving lighting products through the General Services Administration (GSA) Federal Supply Schedule 56. Under the terms of the Federal Supply Schedule contract, we can sell our solid-state light-emitting diode (LED) lighting products as a primary contractor to any U.S. Government purchasing organization. The GSA estimates $10 million in purchasing activity for us in the energy savings task and accent category, based on prior contractor sales reporting. The contract period is March 2006 through March 2011.

Advertising, Promotion and Marketing

We are focused on direct channel support with any advertising, promotion and marketing plan. We invest in advertising in industry vertical publication, specific marketing plans to support customers, and tradeshows and conferences to promote the various products directly to customers. For example, we were participants in the Air Tanker Association tradeshow where most USAF General Officers attend to review the latest technology and to define the associated purchasing plans. Similarly, we participate in the Realogy Corporation’s channel marketing programs that include print media, tradeshow participation and electronic media communication.

Intellectual Property

We are the registered owner of the CYBERLUX® mark for lighting products, namely, diodal illuminators. Trademark applications are pending for the CAMPLIGHT™, FOCALBRIGHT™, RELIABRIGHT™, SENSORBRIGHT™, RELYON™, FOCUSON™, EVERON™, and KEON™ marks. The above marks are registered under International Goods and Services Class 9 (Electrical and Scientific Apparatus), Class 11 (Environmental Control Apparatus), or both.

We have the world-wide exclusive rights to U.S. Patent No. 5,966,393 from the University of California-Santa Barbara. In addition, we have the world-wide exclusive rights to a suite of pending patents that define Scattered Photon ExtractionTM (SPE) technology, which were acquired from Rensselaer Polytechnic Institute. The combination of these two technologies forms the patent foundation for the resulting proprietary lighting technology known as “Hybrid White Light” (HWL) and “Hybrid Multi-color Light” (HML). HWL and HML is expected to yield a lower cost, more energy-efficient lighting source than currently available in solid-state light-emitting diode (LED) solutions.

We are the owner of U.S. Patent No. 6,752,515, which issued June 22, 2004, and is entitled Apparatus and Method for Providing Emergency Lighting. We also own U.S. Patent No. 6,986,589, which issued January 17, 2006, and is entitled Apparatus and Method for Providing an Emergency Lighting Augmentation System. We are the owner of U.S. Patent No. 7,045,975, which issued May 16, 2006 and is entitled Apparatus and Methods for Providing Emergency Safety Lighting. Six patent applications are currently pending before the USPTO. Two additional patent applications are currently being prepared but have not yet been filed with the USPTO. In November 2006, we were awarded 21 patent claims by the U.S. Patent Office for our Emergency Safety Lighting which will accelerate our further pursuit of providing long-term solutions for interim and emergency lighting in hotels, hospitals, elder care facilities, apartment complexes and residences. The lighting device, designed as a replacement electrical wall outlet, simply plugs into an existing outlet after removal of its cover plate. Although the lighting device continues to operate as an electrical outlet, it also contains a constant charge battery; a motion sensor for initiating low levels of lighting for gentle illumination of a darkened room or navigation of a corridor; a power sensor for broadcasting a high level of light up the attendant wall surface to reflect off of the ceiling thereby illuminating a room or corridor; and a photo cell that detects ambient light in the space which disables the system. The lighting device is intended to provide long-term solutions for emergency and interim lighting. The patent addresses an electrochemical lighting system capable of providing prolonged illumination with the use of light emitting diodes (LEDs) as the illumination source.

All other issued patents and presently filed United States patent applications are briefly described below.

Pat. No. 6,752,515 - The patent addresses an improved emergency or interim lighting device and associated methods for providing emergency or temporal lighting. The device satisfies the need for an electrochemical lighting system capable of providing prolonged illumination over the life of the power unit. The device benefits from the use of light emitting diodes (“LEDs”) as the illumination source, which provides optimum lumen output with considerably less power consumption than conventional incandescent lighting devices. By providing a unique diode/parabolic reflector arrangement the directional limitations of conventional LED lighting devices are overcome and wide area illumination coverage is possible. Additionally, the device provides multiple illumination levels that may be triggered by a power outage condition.

Pat. No. 6,986,589 - The patent addresses an emergency lighting device having at least one LED, a local energy source such as a lithium ion battery, a control circuit in electric communication with the at least one LED and further sensing a main power supply, and a reflector for broadcasting light produced by the LED to designated areas. The application describes an emergency lighting device that transforms existing fluorescent, incandescent or halogen light fixtures into emergency lighting systems for homes, hospitals, hotels, nursing homes and businesses. The device includes a power sensor for triggering the control circuit to engage the LEDs when electrical service is disrupted, thereby broadcasting a wash of light over an otherwise darkened room or corridor.

Pat. No. 7,045,975 - The patent application addresses a lighting device that transforms existing electrical wall outlets into an emergency lighting system for homes, hospitals, hotels, nursing homes and businesses. The lighting device, designed as a replacement electrical wall outlet or receptacle, simply plugs into an existing dual outlet after removal of its faceplate. The lighting device continues to function as an electrical outlet, however, also comprises a local power source such as a constant charge lithium ion battery; a motion sensor for initiating a low level of lighting for darkened room or corridor transit; a power sensor for activating a high level of light when electrical service is disrupted, thereby broadcasting a wash of light over an otherwise darkened room or corridor; and a photoelectric cell which detects daylight or otherwise provided lighting of the room or corridor and thereby prevents unnecessary power usage.

Ser. No. 11/392,428 - The patent application is a divisional of Pat. No. 7,045,975 described above and addresses subject matter that was restricted by the USPTO during prosecution of the ‘975 patent.

Ser. No. 11/336,562 - The patent application is directed to a portable light system having a body, an arm pivotally attached to the body, and one or more lighting elements disposed at one end of the arm. The portable light device further includes a handle, one or more batteries, an on-off switch, and one or more power cords for transmitting or receiving electrical energy. The portable light device is adapted to operate in a spot light mode of illumination, a flood light mode of illumination, or a combination thereof. The device benefits from the use of LEDs as an illumination source. LEDs provide optimum lumen output with considerably less power consumption than conventional lighting devices. Finally, the device provides real-time battery life information to a user such that the performance of the device may be tailored to extend or shorten expected battery life as needed.

Ser. No. 11/089,073 - The patent application is directed to a key cap light assembly that produces an efficient beam of light and is adaptable to a variety of key types. The key cap light has an elastomeric sleeve that is adapted to enclose a variety of key heads having different sizes, shapes, and thicknesses. The elastomeric sleeve binds an LED assembly to the key to provide an energy efficient, operator-activated, light source proximate the key.

Ser. No. 60/757,654 - The patent application is directed to a device for illuminating a yard sign that uses an efficient beam of light and that is adapted to cycle on and off. The illuminating device includes a main body portion configured to attach to the yard sign, a switch, a control circuit, a power source, at least one arm adjustably attached to the main body portion, and a light head disposed proximate an end of the at least one arm that comprises at least one LED assembly. The control circuit of the device is advantageously configured to automatically cycle the LED assembly on and off at predetermined daily illumination intervals.

Ser. No. 60/757,654 - The patent application is directed to an improved apparatus, method and system for providing multi-mode illumination. Specifically, exemplary embodiments of the present invention include a lighting apparatus capable of multiple modes of illumination and battery powered operation. The lighting apparatus further includes a fuel gauge module that is capable of displaying an expected battery life based on a selected operating mode and a current state of charge of the battery. Lighting devices structured in accordance with various embodiments of the invention may be light-weight and portable to improve ease of transport and deployment. Such lighting devices may also include a stable and yet retractable mounting device.

Ser. No. 60/793,541 - The patent application is directed to an improved tilt bracket and associated system for coupling an illumination device to a surface. For example, in one embodiment, the improved tilt bracket and associated system may be adapted to couple one or more LED arrays to the under-mount surface of a cabinet. In this regard, such tilt brackets and associated systems may provide enhanced LED array cooling and greater mounting flexibility.

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

Competition

With a diversified product and technology portfolio, we have numerous competitors in each of the product channels. In the retail markets, most competitors are smaller “first mover” technology startups in the LED retail market, particularly focused on the LED flashlight product space, including Lighting Science Group Corporation, LED Lighting Fixtures, Inc., and Intematix Corporation.

In the Task & Accent lighting markets, Permlight and Hera Lighting are the primary competitors for our Aeon products. While both competitors have been in the market longer than us, the Aeon product has consistently replaced both Permlight and Hera among the kitchen and bath dealers that comprise the our dealer channel. Most recently, we have successfully displaced the Hera Lighting products within the kitchen under-counter lighting business of Louis & Company, a multi-billion dollar Kitchen & Bath industry distributor with 18 locations in the mid-west and west coast.
With regard to the Military and Homeland Security markets, we are relatively without immediate competition. For example, the USAF Air Mobility Battlelab conducted a Best Value Determination/Sole Source study that evaluated the WatchDog system against any other available General Services Administration (GSA) contract-approved product and confirmed that the WatchDog system is one-of-a-kind in its capabilities and the only product that meets or exceeds the Battlelab’s portable covert illumination system requirements. Based on this, we gained a Sole Source designation for the Raven WatchDog system.

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

ITEM 2.    DESCRIPTION OF PROPERTY

We maintain our principal office at 4625 Creekstone Drive, Suite 130, Research Triangle Park, Durham, North Carolina 27703. Our telephone number at that office is (919) 474-9700 and our facsimile number is (919) 474-9712. We lease 2,405 square feet of office space. The lease expires on December 31, 2008. The monthly rent is $3,457, subject to an annual cost of living increase. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us. We maintain websites at www.cyberlux.com and www.luxSel.com. The information contained on those websites is not deemed to be a part of this annual report.

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

	High($)	Low ($)
	------	--------

2005
First Quarter	0.07	0.02
Second Quarter	0.20	0.05
Third Quarter	0.15	0.05
Fourth Quarter	0.15	0.06

2006
First Quarter	0.12	0.06
Second Quarter	0.08	0.06
Third Quarter	0.07	0.04
Fourth Quarter	0.05	0.02

2007
First Quarter	0.04	0.01
Second Quarter (1)	0.02	0.01

(1) As of May 17, 2007

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 700,000,000 shares of common stock, par value $.001. As of May 18, 2007, there were 276,844,639 shares of common stock outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

As of March 31, 2007, we had 28.9806 shares of our Series A Convertible Preferred Stock issued and outstanding. Each share is convertible into 50,000 shares of common stock. The Series A Convertible Preferred have the following designations and rights:

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

Series C - Convertible Preferred stock

On November 13, 2006, the Company filed a Certificate of Designation creating a Series C Convertible Preferred Stock classification for 100,000 shares, which was subsequently amended on January 11, 2007 to 700,000 shares.

Term:	Perpetual Preferred

Dividend:	5% per annum

Conversion:	The shares of the Series C Preferred are convertible, at the option of the holder into common shares one year from issuance.

No Voting Rights.	The holders of the Series A convertible shares have no voting rights until their shares are converted to common shares.

Options

There are currently options outstanding that have been issued to our officers and directors to purchase 45,002,317 shares of our common stock.

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

In connection with a Securities Purchase Agreement dated March 27, 2006, we issued warrants to purchase 19,000,000 shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.10 per share.

In connection with a Securities Purchase Agreement dated July 27, 2006, we issued warrants to purchase 15,000,000 shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.06 per share.

In connection with a Securities Purchase Agreement dated September 26, 2006, we issued warrants to purchase 10,000,000 shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.06 per share.

In connection with a Securities Purchase Agreement dated December 20, 2006, we issued warrants to purchase 700,000 shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.06 per share.

In connection with a Securities Purchase Agreement dated April 18, 2007, we issued warrants to purchase 10,000,000 shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share.

In connection with a Securities Purchase Agreement dated May 3, 2007, we issued warrants to purchase 10,000,000 shares of common stock. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.02 per share.

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

APRIL 2005 SECURITIES PURCHASE AGREEMENT

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on April 22, 2005 for the sale of (i) $1,500,000 in secured convertible notes, and (ii) warrants to purchase 25,000,000 shares of our common stock. As of May 18, 2007, $163,837.72 of the second convertible notes has been converted and $1,336,162.28 remains outstanding.

The investors provided us with an aggregate of $1,500,000 as follows:

•	$600,000 was disbursed on April 22, 2005;

•	$500,000 was disbursed on May 24, 2005; and

•	$400,000 was disbursed on July 19, 2005.

The notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.03; or
•	25% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

On April 18, 2007, the variable conversion price of the secured convertible debentures was amended to 25%. We have a call option under the terms of the secured convertible notes. The call option provides us with the right to prepay all of the outstanding secured convertible notes at any time, provided we are not in default and our stock is trading at or below $.03 per share. Prepayment of the notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the secured convertible notes; (ii) 135% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the secured convertible notes; and (iii) 150% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the secured convertible notes.

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

The notes bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.03; or
•	25% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

On April 18, 2007, the variable conversion price of the secured convertible debentures was amended to 25%. We have a call option under the terms of the secured convertible notes. The call option provides us with the right to prepay all of the outstanding secured convertible notes at any time, provided we are not in default and our stock is trading at or below $.03 per share. Prepayment of the notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the secured convertible notes; (ii) 135% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the secured convertible notes; and (iii) 150% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the secured convertible notes.

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

The notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.10; or
•	25% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

On April 18, 2007, the variable conversion price of the secured convertible debentures was amended to 25%. We have a call option under the terms of the secured convertible notes. The call option provides us with the right to prepay all of the outstanding secured convertible notes at any time, provided we are not in default and our stock is trading at or below $.09 per share. Prepayment of the notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the secured convertible notes; (ii) 135% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the secured convertible notes; and (iii) 150% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the secured convertible notes.

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

The notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.06; or
•	25% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

On April 18, 2007, the variable conversion price of the secured convertible debentures was amended to 25%. We have a call option under the terms of the secured convertible notes. The call option provides us with the right to prepay all of the outstanding secured convertible notes at any time, provided we are not in default and our stock is trading at or below $.13 per share. Prepayment of the notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the secured convertible notes; (ii) 135% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the secured convertible notes; and (iii) 150% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the secured convertible notes.

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

JULY 2006 STOCK PURCHASE AGREEMENT

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on July 28, 2006, for the sale of (i) $500,000 in secured convertible notes, and (ii) warrants to purchase 15,000,000 shares of our common stock.

The notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.06; or
•	25% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

On April 18, 2007, the variable conversion price of the secured convertible debentures was amended to 25%. We have a call option under the terms of the secured convertible notes. The call option provides us with the right to prepay all of the outstanding secured convertible notes at any time, provided we are not in default and our stock is trading at or below $.13 per share. Prepayment of the notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the secured convertible notes; (ii) 135% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the secured convertible notes; and (iii) 150% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the secured convertible notes.

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

SEPTEMBER 2006 STOCK PURCHASE AGREEMENT

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on September 26, 2006, for the sale of (i) $280,000 in secured convertible notes, and (ii) warrants to purchase 10,000,000 shares of our common stock.

The notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.06; or
•	25% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

On April 18, 2007, the variable conversion price of the secured convertible debentures was amended to 25%. We have a call option under the terms of the secured convertible notes. The call option provides us with the right to prepay all of the outstanding secured convertible notes at any time, provided we are not in default and our stock is trading at or below $.13 per share. Prepayment of the notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the secured convertible notes; (ii) 135% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the secured convertible notes; and (iii) 150% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the secured convertible notes.

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

DECEMBER 2006 STOCK PURCHASE AGREEMENT

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on December 20, 2006, for the sale of (i) $600,000 in secured convertible notes, and (ii) warrants to purchase 20,000,000 shares of our common stock.

The notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.06; or
•	25% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

On April 18, 2007, the variable conversion price of the secured convertible debentures was amended to 25%. We have a call option under the terms of the secured convertible notes. The call option provides us with the right to prepay all of the outstanding secured convertible notes at any time, provided we are not in default and our stock is trading at or below $.13 per share. Prepayment of the notes is to be made in cash equal to either (i) 125% of the outstanding principal and accrued interest for prepayments occurring within 30 days following the issue date of the secured convertible notes; (ii) 135% of the outstanding principal and accrued interest for prepayments occurring between 31 and 60 days following the issue date of the secured convertible notes; and (iii) 150% of the outstanding principal and accrued interest for prepayments occurring after the 60th day following the issue date of the secured convertible notes.

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

APRIL 2007 STOCK PURCHASE AGREEMENT

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on April 18, 2007, for the sale of (i) $400,000 in secured convertible notes, and (ii) warrants to purchase 10,000,000 shares of our common stock.

The notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.10; or
•	25% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

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

MAY 2007 STOCK PURCHASE AGREEMENT

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on May 3, 2007, for the sale of (i) $150,000 in secured convertible notes, and (ii) warrants to purchase 10,000,000 shares of our common stock.

The notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.10; or

•	25% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

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

Penny Stock Regulation.

Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:

•	A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
A description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	A brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
•	A toll-free telephone number for inquiries on disciplinary actions;
•	Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	Such other information and in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

•	The bid and offer quotations for the penny stock;
•	The compensation of the broker-dealer and its salesperson in the transaction;
•	The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	Monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules for an indeterminate period of time.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2006, we issued 25,000 shares of common stock upon conversion of 0.5 shares of Class A preferred stock.

In October 2006, we issued 500,000 shares of common stock at $0.045 per share in exchange for services rendered.

In November 2006, we issued 98,000 shares and 2,000 shares of Series C Convertible Preferred stock to UTEK Corporation and Rensselaer Polytechnic Institute for patent acquisitions.

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd., and New Millennium Partners II, LLC on December 20, 2006 for the sale of (i) $600,000 in secured convertible notes and (ii) warrants to buy 20,000,000 shares of our common stock.

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

Growth Strategy

Our growth strategy is defined by the following five specific initiatives that we hope will lead to a greater position within the industry:

(1) Increase existing product sales to existing customers - we will attempt to increase revenue from our existing customer base, specifically The Home Depot, Wal-Mart and the USAF, by increasing the frequency of purchase and maintaining profitable customer relationships.

(2) Expand existing product sales to new customers - we will attempt to increase revenue by expanding the existing product sales to new customers. With our existing products, the objective is to expand our distribution to new customers, including warehouse retailers, retail grocery chains, additional branches of the military, and additional commercial customers.

(3) Introduce new solid-state lighting products - within our expanding distribution channels, we will attempt to increase revenue by developing new solid-state lighting products for our new and existing customers. Specifically, we will deliver the latest portable illumination systems to the military, introduce the RelyOn to our retailers and launch new Aeon products to our commercial customers.

(4) Expand to new geographies - for us, we believe that geographical expansion will be one of the most powerful opportunities for revenue growth. Currently we are pursuing retail expansion in Puerto Rico, Mexico and Canada, with expansion in Europe and the Far East as future objectives.

(5) Pursue new competitive arenas - we have recently acquired the world-wide exclusive rights to two proprietary technologies. We intend to develop this proprietary technology into a series of product and licensing revenue streams as a source of long-term competitive advantage.

Recent Accomplishments

The following is a summary of some of our most recent accomplishments:

February 12, 2007 - Delivers on USAF Contract For Unique Covert Lighting System

January 25, 2007 - Delivers Next Generation WatchDog Advanced Security Lighting System to U.S. Air Force

January 18, 2007 - Obtains Exclusive Rights to Hybrid Lighting Technology from University of California-Santa Barbara and Scattered Photon Extraction Technology from Rensselaer Polytechnic Institute Creates Foundation for Sustainable Competitive Advantage

December 13, 2006 -Begins Shipments to Home Depot - 287 Store Rollout

November 1, 2006 - Awarded U.S. Patent Claims for Emergency Lighting Technology - The U.S. Patent Office has allowed 21 patent claims covering our Power Outage Adapter

October 17, 2006 - Enters Into Distribution Agreement With Studio Becker for our Aeon Product Line

September 29, 2006 -Begins Shipment to Wal-Mart - 504 Store Rollout

September 28, 2006 - Aeon ProHB LED Lighting Featured in two houses in the 2006 Parade of Homes

September 27, 2006 - Awarded Contract by United States Air Force to Deliver Force Protection and Aircraft Maintenance Lighting System

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

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2006 and 2005 Compared.

Revenues for the year ended December 31, 2006 were $484,988. This compares to revenues of $54,523 for the year ended December 31, 2005. The increase of $430,465 or 790% is attributable our efforts to expand and grow our market.

Cost of goods sold were $377,524 or 77.9 % of sales for 2006 compared with $235,768 or 432.4% for 2005. In 2005, we recorded a charge for obsolete inventory of approximately $144,000. Additionally, our sales in 2005 were not sufficient to achieve a positive gross profit margin.

Operating expenses for the year ended December 31, 2006 were $5,276,890 compared with $2,911,761 for the year ended December 31, 2005, an increase of $2,365,129 or 81.2% Included in expenses for 2006 was $1,432,539 in common stock issued for services rendered to employees and consultants in 2006 as a non cash transaction as compared to $184,333 in 2005. Additionally the Company issued stock options to employees valued at $1,131,500 in 2006 as compared to $-0- in 2005.

We realized an unrealized gain in change in fair value of warrants and debt derivatives of $953,719 in 2006 as compared with a loss of $4,485,654 in 2005.

Interest expense for 2006 was $2,585,800 compared to $1,623,781 for 2005. The increase in interest expense represents our cost of additional borrowing in 2006.

Liquidity and Capital Resources

As of December 31, 2006, we had a working capital deficit of $2,542,474. As a result of our operating losses for the year ended December 31, 2006, we generated a cash flow deficit of $2,627,021 from operating activities. Cash flows generated through investing activities was $225,775 during the year ended December 31, 2006. We met our cash requirements during this period through the issuance of $1,830,000 in convertible notes payable and 479,402 borrowing on a long term basis.

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

Our independent certified public accountant has stated in their report, dated as of April 26 2007, that we have incurred operating losses, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

September 2006 Stock Purchase Agreement

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on September 26, 2006, for the sale of (i) $280,000 in secured convertible notes, and (ii) warrants to purchase 10,000,000 shares of our common stock. The investors purchased all of the secured convertible notes on September 26, 2006.

The proceeds received from the sale of the secured convertible notes were used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

The secured convertible notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.06 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.10 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder’s position. As of the date of this filing, the conversion price for the secured convertible debentures and the exercise price of the warrants have not been adjusted. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

December 2006 Stock Purchase Agreement

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on December 20, 2006, for the sale of (i) $600,000 in secured convertible notes, and (ii) warrants to purchase 20,000,000 shares of our common stock. The investors purchased all of the secured convertible notes on December 20, 2006.

The proceeds received from the sale of the secured convertible notes were used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

The secured convertible notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.06 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.10 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder’s position. As of the date of this filing, the conversion price for the secured convertible debentures and the exercise price of the warrants have not been adjusted. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

April 2007 Stock Purchase Agreement

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on April 18, 2007, for the sale of (i) $400,000 in secured convertible notes, and (ii) warrants to purchase 10,000,000 shares of our common stock. The investors purchased all of the secured convertible notes on April 18, 2007.

The proceeds received from the sale of the secured convertible notes were used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

The secured convertible notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.10 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.02 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder’s position. As of the date of this filing, the conversion price for the secured convertible debentures and the exercise price of the warrants have not been adjusted. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

May 2007 Stock Purchase Agreement

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on May 3, 2007, for the sale of (i) $150,000 in secured convertible notes, and (ii) warrants to purchase 10,000,000 shares of our common stock. The investors purchased all of the secured convertible notes on May 3, 2007.

The proceeds received from the sale of the secured convertible notes were used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

The secured convertible notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.10 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.02 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder’s position. As of the date of this filing, the conversion price for the secured convertible debentures and the exercise price of the warrants have not been adjusted. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155. “ Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial condition or results of operations.

Product Research and Development

We anticipate continuing to incur research and development expenditures in connection with the development of our Advanced Illumination Systems during the next twelve months. We anticipate that we will expend approximately $800,000 in this endeavor.

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

Risks Relating to Our Business:

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred a net loss of $6,775,400 for the year ended December 31, 2006 compared to a net loss of $9,410,657 for the year ended December 31, 2005. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

If We Are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and If We Do Obtain Additional Financing Our Then Existing Shareholders May Suffer Substantial Dilution.

We will require additional funds to sustain and expand our sales and marketing activities. We anticipate that we will require up to approximately $4 million to fund our continued operations for the next twelve months, depending on revenue from operations. We need additional funding for research and development, increasing inventory, marketing and general and administrative expenses. Although this amount is less than our net losses in the past, we expect to decrease our general and administrative expenses by eliminating most of our consulting fees. In the event that we cannot significantly reduce our consulting fees, we will need to raise additional funds to continue our operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our Independent Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern, Which May Hinder Our Ability to Obtain Future Financing.

In their report dated April 26, 2007, our independent auditors stated that our financial statements for the year ended December 31, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses for the year ended December 31, 2006 in the amount of $6,775,400. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

As of May 18, 2007, we had 276,844,639 shares of common stock issued and outstanding, secured convertible notes outstanding pursuant to our securities purchase agreements dated April 22, 2005, October 24, 2005, December 28, 2005, March 27, 2006, July 27, 2006, September 26, 2006, December 20, 2006, April 18, 2007 and May 3, 2007 that may be converted into an estimated 763,521,303, 457,142,858, 400,000,000, 285,714,286, 285,714,286, 160,000,000, 342,857,143, 228,571,429 and 85,714,286 shares of common stock at current market prices, respectively, and outstanding warrants pursuant to our securities purchase agreements dated April 22, 2005, October 24, 2005, December 28, 2005, March 27, 2006, July 27, 2006, September 26, 2006, December 20, 2006, April 18, 2007 and May 3, 2007, to purchase 2,250,000, 25,000,000, 800,000, 700,000, 19,000,000, 15,000,000, 10,000,000, 700,000, 10,000,000 and 10,000,000 shares of common stock, respectively. In addition, the number of shares of common stock issuable upon conversion of the outstanding secured convertible notes issued pursuant to the securities purchase agreements dated September 23, 2004, April 22, 2005, October 24, 2005, December 28, 2005, March 27, 2006, July 27, 2006, September 26, 2006, December 20, 2006, April 18, 2007 and May 3, 2007 may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the secured convertible notes and upon exercise of our warrants, may be sold without restriction. The sale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Secured Convertible Notes Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of our secured convertible notes is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible notes (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price, as of May 17, 2007 of $0.008.

			Number	% of
% Below	Price Per	With Discount	of Shares	Outstanding
Market	Share	at 75%	Issuable	Stock

25%	$.006	$.0015	3,510,774,854	92.69%
50%	$.004	$.001	5,266,162,280	95.01%
75%	$.002	$.0005	10,532,324,560	97.44%

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible notes will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The Continuously Adjustable Conversion Price Feature of our Secured Convertible Notes May Have a Depressive Effect on the Price of Our Common Stock.

The secured convertible notes issued in April 22, 2005, October 24, 2005, December 28, 2005, March 27, 2006, July 27, 2006, September 26, 2006, December 20, 2006, April 18, 2007 and May 3, 2007 are convertible into shares of our common stock at a 75% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholders convert and sell material amounts of common stock could have an adverse effect on our stock price. In addition, not only the sale of shares issued upon conversion or exercise of secured convertible notes, series B convertible preferred stock and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

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

Between 2004 and 2007, we entered into Securities Purchase Agreements for the sale of an aggregate of $6,930,000 principal amount of secured convertible notes, of which $5,266,162.28 remains outstanding. The secured convertible notes are due and payable, with interest, between two and three years from the date of issuance (or the date from which we are in compliance with the terms of the securities purchase agreements), unless sooner converted into shares of our common stock. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreements or related convertible note, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible notes, including a default interest rate of 15% on the outstanding principal balance of the notes if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible notes will be converted into shares of our common stock, in accordance with the terms of the secured convertible notes. If we are required to repay the secured convertible notes, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the note holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

Risks Relating to Our Common Stock:

We Have Issued a Large Amount of Stock in Lieu of Cash for Payment of Expenses and Expect to Continue this Practice in the Future. Such Issuances of Stock Will Cause Dilution to Our Existing Stockholders.

Due to our limited economic resources, we try to issue stock in lieu of cash for payment of expenses and services provided for us. In 2006, we issued 14,063,216 shares of common stock in exchange for expenses and services rendered. We anticipate issuing shares of common stock whenever possible in lieu of cash to conserve our financial position. The number of shares of common stock issued is directly related to our stock price at the time of issuance. In the event that our stock price drops, we will be required to issue larger amounts of shares for expenses and services rendered, if the other party is willing to accept stock at all. The issuance of shares of common stock will have the effect of diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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
DECEMBER 31, 2006 AND 2005

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

CYBERLUX CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Certified Public Accounting Firm	F-1
Consolidated Balance Sheets at December 31, 2006 and 2005	F-2
Consolidated Statements of Operations for the Years ended December 31, 2006 and 2005	F-3
Consolidated Statement of Deficiency in Stockholders' Equity for the Years ended December 31,2006 and 2005	F-4 - F-12
Consolidated Statements of Cash Flows for the Years ended December 31, 2006 and 2005	F-13
Notes to Consolidated Financial Statements	F-14 - F-39

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cyberlux Corporation
Durham, North Carolina

We have audited the accompanying consolidated balance sheets of Cyberlux Corporation (the "Company"), as of December 31, 2006 and 2005 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note L to the consolidated financial statements, the Company has suffered recurring losses from operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP

Russell Bedford Stefanou Mirchandani LLP
Certified Public Accountants

New York, NY
April 26, 2007

CYBERLUX CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
Current assets:
Cash & cash equivalents	$395,812	$475,656
Accounts receivable, net of allowance for doubtful accounts of $23,502 and $ -0-, respectively	177,085	9,424
Inventories, net of allowance of $102,660 and $110,821, respectively	197,771	338,097
Other current assets	22,232	42,814
Total current assets	792,900	865,991

Property, plant and equipment, net of accumulated depreciation of $141,465 and $118,105, respectively	58,313	63,133

Other assets
Deposits	23,350	-
Patents and development costs, net of accumulated amortization of $293,750	2,294,224	-
Total other assets	2,317,574	-

Total Assets	$3,168,787	$929,124

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$564,875	$657,930
Accrued liabilities	1,694,220	782,586
Short-term notes payable - related parties	454,162	366,594
Short-term notes payable	47,399	-
Short-term convertible notes payable	604,187	542,783
Total current liabilities	3,364,843	2,349,893

Long-term liabilities:
Notes payable	1,580,621	351,419
Derivative liability relating to convertible debentures	8,201,086	6,809,449
Warrant liability relating to convertible debentures	2,954,080	3,352,025
Total long-term liabilities	12,735,787	10,512,893

Total liabilities	16,100,630	12,862,786

Commitments and Contingencies

Series A convertible preferred stock, $0.001 par value; 200 shares designated, 38.9806 and 59.8606 issued and outstanding as of December 31, 2006 and 2005, respectively	194,900	299,303

DEFICIENCY IN STOCKHOLDERS' EQUITY
Class B convertible preferred stock, $0.001 par value, 800,000 shares designated; 800,000 shares issued and outstanding for December 31, 2006 and 2005	800	800
Class C convertible preferred stock, $0.001 par value, 700,000 shares designated; 100,000 and -0- shares issued and outstanding for December 31, 2006 and 2005, respectively	100	-
Common stock, $0.001 par value, 700,000,000 shares authorized; 128,279,157 and 75,608,334 shares issued and outstanding as of December 31, 2006 and 2005, respectively	128,279	75,607
Subscription received	25,000	-
Additional paid-in capital	12,186,420	6,382,569
Accumulated deficit	(25,467,342)	(18,691,941)
Deficiency in stockholders' equity	(13,126,743)	(12,232,965)

Total liabilities and (deficiency) in stockholders' equity	$3,168,787	$929,124

The accompanying notes are an integral part of these consolidated financial statements

CYBERLUX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Net Sales	$484,988	$54,523
Cost of goods sold	(377,524)	(235,768)
Gross margin (loss)	107,464	(181,245)

OPERATING EXPENSES:
Impairment Loss	-	30,544
Depreciation and amortization	23,360	25,769
Research and development	225,770	499,618
General and administrative expenses	5,027,760	2,355,830
Total operating expenses	5,276,890	2,911,761

NET LOSS FROM OPERATIONS	(5,169,426)	(3,093,006)

Other income/(expense)
Unrealized gain (loss) relating to adjustment of derivative and warrant liability to fair value of underlying securities	953,719	(4,485,654)
Interest income	92	349
Debt forgiveness	36,799	-
Interest expense	(2,585,800)	(1,623,781)
Debt acquisition costs	(10,784)	(208,565)

Net loss before provision for income taxes	(6,775,400)	(9,410,657)

Income taxes (benefit)	-	-

LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(6,775,400)	$(9,410,657)

Weighted average number of common shares outstanding-basic and assuming fully diluted	94,515,133	54,490,102

Loss per share - basic and assuming fully diluted	$(0.07)	$(0.17)

Preferred dividend	$96,000	$96,000

The accompanying notes are an integral part of these consolidated financial statements

CYBERLUX CORPORATION
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Balance December 31, 2004	800,000	800	-	-	23,770,233	23,770	-	5,369,466	(9,281,284)	(3,887,248)

Common stock issued in January 2005 in connection with conversion of preferred stock, Class A	-	-	-	-	1,675,000	1,675	-	165,825	-	167,500

Common stock issued in January 2005 as payment towards convertible debentures	-	-	-	-	2,070,442	2,070	-	37,578	-	39,648

Common stock issued in February 2005 in connection with conversion of preferred stock, Class A	-	-	-	-	250,000	250	-	24,750	-	25,000

Common stock issued in February 2005 as payment towards convertible debentures	-	-	-	-	1,035,221	1,035	-	8,106	-	9,141

Common stock issued in March 2005 as payment towards convertible debentures	-	-	-	-	2,070,442	2,071	-	22,165	-	24,236

CYBERLUX CORPORATION
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Common stock issued in April 2005 in connection with conversion of preferred stock, Class A	-	-	-	-	250,000	250	-	24,750	-	25,000

Common stock issued in April 2005 for services rendered at $0.3 per share	-	-	-	-	800,000	800	-	23,200	-	24,000

Common stock issued in April 2005 as payment towards convertible debentures	-	-	-	-	2,070,442	2,070	-	21,533	-	23,603

Common stock issued in May 2005 as payment towards convertible debentures	-	-	-	-	10,535,221	10,535	-	86,405	-	96,940

Common stock issued in May 2005 in connection with conversion of preferred stock, Class A	-	-	-	-	1,075,000	1,075	-	106,425	-	107,500

Common stock issued in June 2005 in exchange for services rendered at $0.02 per share	-	-	-	-	250,000	250	-	4,750	-	5,000

CYBERLUX CORPORATION
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Common stock issued in June 2005 as payment towards convertible debentures	-	-	-	-	17,100,000	17,100	-	128,570	-	145,670

Common stock issued in July 2005 as payment towards convertible debentures	-	-	-	-	9,573,000	9,573	-	71,798	-	81,371

Common stock issued in July 2005 in connection with conversion of preferred stock, Class A	-	-	-	-	775,000	775	-	76,725	-	77,500

Common stock issued in August 2005 in exchange for services rendered at $0.097 per share	-	-	-	-	1,000,000	1,000	-	96,000	-	97,000

Common stock issued in September 2005 in connection with conversion of preferred stock, Class A	-	-	-	-	250,000	250	-	24,750	-	25,000

Common stock issued in October 2005 in exchange for services rendered at $0.07 per share	-	-	-	-	400,000	400	-	27,600	-	28,000

CYBERLUX CORPORATION
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Common stock issued in October 2005 in connection with conversion of preferred stock, Class A	-	-	-	-	125,000	125	-	12,375	-	12,500

Common stock issued in November 2005 in connection with conversion of preferred stock, Class A	-	-	-	-	200,000	200	-	19,800	-	20,000

Common stock issued in December 2005 in exchange for services rendered at $0.091 per share			-	-	333,333	333	-	30,000		30,333

Net loss	-	-	-	-	-	-	-	-	(9,410,657)	(9,410,657)

Balance as of December 31, 2005	800,000	$800	-	-	75,608,334	$75,607	$-	$6,382,570	$(18,691,941)	$(12,232,965)

Common stock issued in January 2006 in exchange for services rendered at $0.084 per share	-	-	-	-	3,000,000	3,000	-	249,000	-	252,000

Common stock issued in January 2006 in connection with conversion of preferred stock, Class A	-	-	-	-	190,000	190	-	18,810	-	19,000

CYBERLUX CORPORATION
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Common stock issued in January 2006 in exchange for services rendered at $0.113 per share	-	-	-	-	100,000	100	-	11,200	-	11,300

Common stock issued in February 2006 in connection with conversion of preferred stock, Class A	-	-	-	-	229,032	230	-	22,674	-	22,904

Common stock issued in February 2006 in exchange for services rendered at $0.095 per share	-	-	-	-	10,000	10	-	940	-	950

Common stock issued in February 2006 in exchange for services rendered at $0.092 per share	-	-	-	-	1,500,000	1,500	-	136,500	-	138,000

Common stock issued in March 2006 as payment towards convertible debentures	-	-	-	-	791,369	792	-	30,863	-	31,655

Common stock issued in connection with options exercised at $0.085 per share	-	-	-	-	4,000,000	4,000	-	336,000	-	340,000

Common stock issued in April 2006 in exchange for services rendered at $0.073 per share	-	-	-	-	492,752	493	-	35,478	-	35,971

CYBERLUX CORPORATION
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Common stock issued in connection with options exercised at $0.081 per share	-	-	-	-	2,772,206	2,772	-	221,777	-	224,549

Common stock issued in May 2006 in exchange for services rendered at $0.08 per share	-	-	-	-	2,081,484	2,081	-	164,437		166,518

Common stock issued in connection with options exercised at $0.056 per share	-	-	-	-	6,000,000	6,000	(335,406)	329,406	-	-

Common stock issued in July 2006 in exchange for services rendered at $.042 per share	-	-	-	-	50,000	50	-	2,050	-	2,100

Fair value of 14,430,000 options granted to employees in July 2006	-	-	-	-	-	-	-	721,500	-	721,500

Common stock issued in August 2006 in exchange for services rendered at $0.06 per share	-	-	-	-	41,667	42	-	2,458		2,500

Common stock issued in August 2006 in exchange for services rendered at $0.051 per share	-	-	-	-	500,000	500	-	25,000		25,500

Common stock issued in August 2006 in connection with conversion of preferred stock, Class A	-	-	-	-	125,000	125	-	12,375		12,500

CYBERLUX CORPORATION
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Common stock issued in September 2006 in exchange for services rendered at $0.067 per share	-	-	-	-	37,313	37	-	2,463		2,500

Common stock issued in September 2006 in connection with conversion of preferred stock, Class A	-	-	-	-	475,000	475	-	47,025		47,500

Common stock issued in October 2006 as payment towards convertible debentures	-	-	-	-	4,000,000	4,000	-	79,539		83,539

Common stock issued in October 2006 in exchange for services rendered at $0.045 per share	-	-	-	-	500,000	500	-	22,000		22,500

Common stock issued in October 2006 in connection with conversion of preferred stock, Class A	-	-	-	-	25,000	25	-	2,475	-	2,500

Common stock issued in October 2006 in exchange for services rendered at $0.037 per share	-	-	-	-	2,600,000	2,600	-	93,600	-	96,200

CYBERLUX CORPORATION
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Debt assumption in settlement of stock subscription in October 2006	-	-	-	-	-	-	335,406	-	-	335,406

Common stock issued in November 2006 as payment towards convertible debentures	-	-	-	-	12,000,000	12,000	-	126,300	-	138,300

Common stock issued in November 2006 in exchange for services rendered at $0.036 per share	-	-	-	-	1,700,000	1,700	-	59,500	-	61,200

Fair value of 20,500,000 options granted to employees in November 2006	-	-	-	-	-	-	-	410,000	-	410,000

Common stock issued in December 2006 as payment towards convertible debentures	-	-	-	-	8,000,000	8,000	-	71,280	-	79,280

Common stock issued in December 2006 in exchange for services rendered at $0.035 per share	-	-	-	-	1,450,000	1,450	-	49,300	-	50,750

CYBERLUX CORPORATION
CONSOLIDATED STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Warrants exercised at $0.25 per share	-	-	-	-	-	-	25,000	-	-	25,000

Preferred Class C stock issued in connection with the acquisition of SPE Technologies, Inc.	-	-	100,000	100	-	-	-	2,519,900	-	2,520,000

Net loss	-	-	-	-	-	-	-	-	(6,775,400)	(6,775,400)
Balance as of December 31, 2006	800,000	$800	100,000	$100	128,279,157	$128,279	$25,000	$12,186,420	$(25,467,342)	$(13,126,743)

The accompanying notes are an integral part of these consolidated financial statements

CYBERLUX, INC
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) available to common stockholders	$(6,775,400)	$(9,410,657)
Adjustments to reconcile net (loss) to cash used in operating activities
Depreciation	23,360	25,769
Fair value of options issued to officers and employees	1,131,500	-
Common stock issued in connection with services rendered	1,432,539	184,333
Common stock issued in settlement of debt	332,774	420,608
Warrants issued for services rendered	67,410	-
Accretion of convertible notes payable	1,315,610	785,879
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	(953,719)	4,485,654
Impairment loss on patent	-	30,544
(Increase) decrease in:
Accounts receivable	(167,661)	(9,424)
Inventories	140,326	(338,097)
Prepaid expenses and other assets	60,582	25,590
Deposits	(23,350)	-
Increase (decrease) in:
Accounts payable	(93,055)	307,433
Accrued liabilities	882,063	347,115
Other accounts payable	-	481,836
Net cash (used in) operating activities	(2,627,021)	(2,663,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with acquisition of SPE Technologies	250,000	-
Payments towards patent rights	(5,685)	-
Acquisition of fixed assets	(18,540)	(45,884)
Net cash provided by (used in) investing activities:	225,775	(45,884)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debentures	1,830,000	2,802,067
Net proceeds received from exercise of warrants	25,000	-
Net proceeds from borrowing on long term basis	479,402	-
Net proceeds (payments) to notes payable, related parties	(13,000)	(32,485)
Net cash provided by financing activities:	2,321,402	2,769,582

Net increase (decrease) in cash and cash equivalents	(79,844)	60,281
Cash and cash equivalents at beginning of period	475,656	415,375
Cash and cash equivalents at end of period	$395,812	$475,656

Supplemental disclosures:
Interest Paid	$47,139	$87,044
Income Taxes Paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) loss in adjustment of derivative and warrant liability to fair value of underlying securities	(953,719)	4,485,654
Fair value of options issued to officers and employees	1,131,500	-
Common stock issued for services rendered	1,432,539	184,333
Common stock issued in settlement of debt	332,774	420,608
Warrants issued in connection with financing	-	757,366
Warrants issued for services rendered	67,410	14,160
The accompanying notes are an integral part of these consolidated financial statements

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Until December 31, 2004, the Company was a development state enterprise as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises ("SFAS No.7"). The Company develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2006, the Company has accumulated losses of $25,467,342.

The consolidated financial statements include the accounts of its wholly owned subsidiary, SPE Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Acquisition

On December 28, 2006, the Company acquired SPE Technologies, Inc, a Florida corporation, as a wholly owned subsidiary. SPE Technologies, Inc. was acquired by issuance 100,000 shares of Class C 5% convertible preferred stock valued at the time acquisition at $2,520,000.

The total consideration paid was $2,520,000 and the significant components of the transaction are as follows:

Preferred stock issued	$2,520,000

Cash received	$250,000
Patents received	2,270,000
Liabilities assumed	-
Net	$2,520,000

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

Revenue Recognition

For revenue from product/contract sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104"), which superseded Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: 1) Persuasive evidence of an arrangement exists; 2) delivery has occurred; 3) the selling price is fixed and determinable; and 4) collectibility is reasonably assured.

Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2006 and 2005; the Company did not have any deferred revenues. SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21"), Multiple-Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s consolidated financial position and results of operations was not significant.

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonable assured and title and risk of ownership is passed to the customer, which is usually upon shipment. However, certain customers may request to take title and risk of ownership prior to shipment. Revenue for these transactions is recognized only when:

1. Title and risk of ownership have passed to the customer;
2. The Company has obtained a written fixed purchase commitment;
3. The customer has requested the transaction be on a bill and hold basis;
4. The customer has provided a delivery schedule;
5. All performance obligations related to the sale have been completed;
6. The product has been processed to the customer’s specifications, accepted by the customer and made ready for shipment;
7. The product is segregated and is not available to fill other orders.

The remittance terms for these “bill and hold” transactions are consistent with all other sale by the company. There were no bill and hold transactions at December 31, 2006 and 2005.

Currently, there are no warranties provided with the purchase of the Company‘s products. The cost of replacing defective products and product returns have been immaterial and within management’s expectations. In the future, when the Company deems warranty reserves are appropriate that such costs will be accrued to reflect anticipated warranty costs.

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

Components of inventories as of December 31, 2006 and 2005 are as follows:

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

	2006	2005
Component parts	$239,441	$223,299
Finished goods	60,990	225,619
	300,431	448,918
Less: allowance for obsolete inventory	(102,660)	(110,821)
	$197,771	$338,097

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

Furniture and fixtures  7 years
Office equipment  3 to 5 years
Manufacturing equipment    3 years

Advertising costs

The Company expenses all costs of marketing and advertising as incurred. Marketing and advertising costs totaled $143,010 and $276,714 for the year ended December 31, 2006 and 2005, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company expenditures were $225,770 and $499,618 on research and product development for the year ended December 31, 2006 and 2005, respectively.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006 and 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At December 31, 2006 and 2005, allowance for doubtful receivable was $23,502 and $0, respectively.

Stock based compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The fair value of each option grant issued after January 1, 2006 was determined as of grant date, utilizing the Black-Scholes option pricing model. The amortization of each option grant will be over the remainder of the vesting period of each option grant.

As more fully described in Note I below, the Company granted stock options over the years to employees of the Company under a non-qualified employee stock option plan. As of December 31, 2005, 34,000,000 stock options were outstanding and exercisable.

In prior years, the Company applied the intrinsic-value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for the issuance of stock options to employees and accordingly compensation expense related to employees’ stock options were recognized in the prior year financial statements to the extent options granted under stock incentive plans had an exercise price less than the market value of the underlying common stock on the date of grant.

Had compensation for the Company’s stock options been determined based on the fair value at the grant dates for the awards, the Company’s net loss and loss per share would be as follows:

For the year ended December 31, 2005
Net loss attributable to common stockholders -as reported	$(9,410,657)
Add. Total stock based employee compensation expense as Reported under intrinsic value method (APB No. 25)	-
Deduct Total stock based employee compensation expense as reported under fair value based method (SFAS No. 123)	(830,400)
Net loss -Pro Forma	$(10,241,057)
Net loss attributable to common stockholders - Pro forma	$(10,241,057)
Basic (and assuming dilution) loss per share -as reported	$(0.17)
Basic (and assuming dilution) loss per share - Pro forma	$(0.19)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

In determining the compensation cost of stock options granted to employees during the year ended December 31, 2005, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model and the weighted average assumptions used in these calculations are summarized as follows:

Year Ended December 31, 2005
Risk-free interest rate	2%
Expected life of options Granted	6 yrs
Expected Volatility	250%
Expected dividend yield	0%

(a) The expected option life is based on contractual expiration dates.

For the year ended December 31, 2006, the Company granted 34,930,000 stock options to employees with exercise prices of $0.022 to $0.04 per share expiring ten years from date of issuance. The fair value of the options was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield: 0%; volatility from 364% to 373%; risk free interest rate from 4.57% to 5.04%. The fair value of $1,131,500 was recorded as a current period charge to earnings.

Segment reporting

The Company follows Statement of Financial Accounting Standards No.130, Disclosures About Segments of an Enterprise and Related Information. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows Statement of Financial Accounting Standard No.109, Accounting for Income Taxes (SFAS No.109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse

At December 31, 2006, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $25,000,000, expiring in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2006 are as follows:

Non current:
Net operating loss carryforward	$7,500,000

Valuation allowance	(7,500,000)
Net deferred tax asset	$—

Patents

During the years ended December 31, 2006 and 2005, the Company management preformed an evaluation of its intangble assets (Patents) for purposes of determining the implied fair value of the assets at December 31, 2006 and 2005. The test indicated that the recorded remaining book value of its patens exceeded its fair value, as determined by discounted cash flows. As a result, upon completion of the assessment, management recorded a non-cash impairment charge of $30,544, net of tax, or $0.00 per share during the year ended December 31, 2005 to reduce the carrying value of the certain patents to $ 0. Considerable management judgement is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

The intangible assets at December 31, 2006 are:

	Gross Carrying Amount	Accumulated Amortization	Net	Residual Value	Weighted Average Amortization Period (Years)
Amortizable Intangible Assets:
Patents	$2,587,974	$293,750	$2,294,224	$-	7.0

Total amortization expense charged to operations for the year ended December 31, 2006 and 2005 was $0. Estimated amortization expense as of December 31, 2006 is as follows:

2007	$327,746
2008	327,746
2009	327,746
2010	327,746
2011 and thereafter	983,240
Total	$2294,224

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130; “Reporting Comprehensive Income” (SFAS) No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from operations of $6,775,400 for the year ended December 31, 2006. The Company's current liabilities exceeded its current assets by $2,571,943 as of December 31, 2006.

Recent accounting pronouncements

In February 2006, the FASB issued SFAS No. 155. “ Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No.156 did not have a material impact on the Company's consolidated financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “ Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its consolidated financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its consolidated financial position, operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2006 and 2005 are as follows:

	2006	2005
Furniture and fixtures	$61,855	$43,974
Office and computer equipment	34,543	33,884
Manufacturing equipment	103,380	103,380
	199,778	181,238
Less: accumulated depreciation	(141,465)	(118,105)
	$58,313	$63,133

During the years ended December 31, 2006 and 2005, depreciation expense charged to operations was $23,360 and $25,769, respectively.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Accounts payable	$564,875	$657,929
Accrued interest	1,274,371	389,569
Accrued payroll and payroll taxes	122,669	22,642
Other accrued liabilities	297,180	370,376
Total	$2,259,095	$1,440,516

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE D-CONVERTIBLE DEBENTURES

Notes payable at December 31, 2006 and 2005 are as follows:

	2006	2005
10% convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.50 per share. The Company is in violation of the loan covenants	$2,500	$2,500

10% convertible notes payable, unsecured and due March, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert unpaid note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.50 per share. The Company is in violation of the loan covenants.	-	25,000

10% convertible debenture, due two years from the date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.72 or b) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)	601,687	515,283

10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.03 or b) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)	799,817	299,820

10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.6 or b) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenents (see below)	316,347	49,680

8% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.10 or b) 35% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights (see below)	235,251	1,919

8% convertible debenture, due March 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 55% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$127,397	-

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE D-CONVERTIBLE DEBENTURES(continued)

6% convertible debenture, due July 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	71,233	-

6% convertible debenture, due September 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	24,548	-

6% convertible debenture, due December 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	6,028	-
	2,184,808	894,202
Less: current maturities:	(604,187)	(542,783)
Long term portion	$1,580,621	$351,419

The Company entered into a Securities Purchase Agreement with four accredited investors on September 23, 2004 for the issuance of an aggregate of $1,500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 2,250,000 shares of the Company’s common stock. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.72 or b) 50% (see Note M) of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of December 31, 2006, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for net proceeds of $1,186,281. The proceeds that the Company received were net of prepaid interest of $50,000 and related fees and costs of $263,719.

The Company entered into a Securities Purchase Agreement with four accredited investors on April 23, 2005 for the issuance of an aggregate of $1,500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 25,000,000 shares of the Company’s common stock. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.03 or b) 50% (see Note M) of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of December 31, 2006, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for total proceeds of $1,352,067. The proceeds that the Company received were net of prepaid interest of $72,933 representing the first eight month’s interest and related fees and costs of $75,000.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE D-CONVERTIBLE DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with four accredited investors on October 24, 2005 for the issuance of $800,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 800,000 shares of the Company’s common stock. The Convertible Note accrues interest at 10% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.06 or b) 50% (see Note M) of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of December 31, 2006, the Company issued to investors of the Convertible Notes a total amount of $800,000 in exchange for total proceeds of $775,000. The proceeds that the Company received were net of related fees and costs of $25,000.

The Company entered into a Securities Purchase Agreement with four accredited investors on December 28, 2005 for the issuance of $700,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 700,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 35% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of December 31, 2006, the Company issued to investors of the Convertible Notes a total amount of $700,000 in exchange for total proceeds of $675,000. The proceeds that the Company received were net of related fees and costs of $25,000.

The Company entered into a Securities Purchase Agreement with four accredited investors on March 31, 2006 for the issuance of $500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 19,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 55% (see Note M) of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of December 31, 2006, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $460,000. The proceeds that the Company received were net of related fees and costs of $40,000.

The Company entered into a Securities Purchase Agreement with four accredited investors on July 28, 2006 for the issuance of $500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 15,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 6% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 40% (see Note M) of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of December 31, 2006, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $490,000. The proceeds that the Company received were net of related fees and costs of $10,000.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE D-CONVERTIBLE DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with four accredited investors on September 26, 2006 for the issuance of $280,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 6% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 40% (see Note M) of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of December 31, 2006, the Company issued to investors of the Convertible Notes a total amount of $280,000 in exchange for total proceeds of $259,858. The proceeds that the Company received were net of related fees and costs of $20,142.

The Company entered into a Securities Purchase Agreement with four accredited investors on December 20, 2006 for the issuance of $600,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 20,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 6% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 40% (see Note M) of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of December 31, 2006, the Company issued to investors of the Convertible Notes a total amount of $600,000 in exchange for total proceeds of $590,000. The proceeds that the Company received were net of related fees and costs of $10,000.

These transactions, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability”).

The accompanying consolidated financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

•	The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received.
•
Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at December 31, 2006 and 2005, respectively.

•
The expense relating to the increase in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company’s balance sheet.

•	Accreted principal of $2,182,308 and $866,698 as of December 31, 2006 and 2005, respectively.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE D-CONVERTIBLE DEBENTURES (continued)

The following table summarizes the various components of the convertible debentures as of December 31, 2006 and 2005:

	2006	2005
Convertible debentures	$2,184,808	$894,202
Warrant liability	2,759,307	2,013,188
Derivative liability	8,201,086	6,809,449
	13,145,201	9,716,838
Cumulative adjustment of derivative and warrant liability to fair value	(4,580,393)	(4,322,637)
Cumulative unrealized loss related to conversion of convertible note to common shares charged to interest expense	(898,313)	(565,539)
Cumulative accretion of principal related to convertible debentures	(2,182,308)	(866,701)
Total convertible debentures:	$5,484,187	$3,961,961

NOTE E-WARRANT LIABILITY

Total warrant liability as of December 31, 2006 and 2005 is comprised of the following:

	2006	2005
Fair value of warrants relating to convertible debentures	$2,759,305	$2,013,188
Fair value of warrants relating to preferred stock-class A	-	1,147,334
Fair value of other outstanding warrants	194,775	191,504
Total	$2,954,080	$3,352,026

NOTE F - NOTE PAYABLE

Note payable as of December 31, 2006 and 2005, comprised of the following:

	2006	2005
Note payable, 24% interest per annum; due in 90 days; secured by specific accounts receivables	$47,399	$ -

NOTE G - NOTES AND CONVERTIBLE NOTES PAYABLE-RELATED PARTY

Notes payable-related party is comprised of the following:

	2006	2005
Notes payable, 12% per annum; due on demand; unsecured	$102,245	$115,244

Notes payable, 10% per annum, due on demand; unsecured	251,350	251,350

Notes payable, 10% per annum, due on demand, convertible into the Company’s common stock after March 2007 at a conversion rate of $0.02 per share, unsecured	100,567	-
	454,162	366,594
Less: current maturities:	(454,162)	(366,594)
Long term portion:	$-	$-

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE H -STOCKHOLDER'S EQUITY

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

In the year ended December 31, 2004, 7 of the Series A Preferred shareholders exercised the conversion right and exchanged 19 shares of Series A Preferred for 950,000 shares of the Company's common stock.

In the year ended December 31, 2005, 20 of the Series A Preferred shareholders exercised the conversion right and exchanged 92 shares of Series A Preferred for 4,600,000 shares of the Company's common stock.

In the year ended December 31, 2006, 9 of the Series A Preferred shareholders exercised the conversion right and exchanged 20.88 shares of Series A Preferred for 1,019,032 shares of the Company’s common stock

The holders of the Series A Preferred shall have the right to vote, separately as a single class, at a meeting of the holders of the Series A Preferred or by such holders' written consent or at any annual or special meeting of the stockholders of the Corporation on any of the following matters: (i) the creation, authorization, or issuance of any class or series of shares ranking on a parity with or senior to the Series A Preferred with respect to dividends or upon the liquidation, dissolution, or winding up of the Corporation, and (ii) any agreement or other corporate action which would adversely affect the powers, rights, or preferences of the holders of the Series A Preferred.

The holders of record of the Series A Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($5,000 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series A Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series A Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of the period ended December 31, 2006, $0 in dividends were accumulated.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE H -STOCKHOLDER'S EQUITY (continued)

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

Because the Series A Shares include a redemption feature that is outside of the control of the Company and the stated conversion price is subject to reset, the Company has classified the Series A Shares outside of stockholders' equity in accordance with Emerging Issues Task Force ("EITF") Topic D-98, "Classification and Measurement of Redeemable Securities." In accordance with EITF Topic D-98, the fair value at date of issuance was recorded outside of stockholders’ equity in the accompanying balance sheet. Dividends on the Series A Shares are reflected as a reduction of net income (loss) attributable to common stockholders.

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

The Company is required to record a liability relating to the detachable warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14. As such:

•
Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black- Scholes option pricing formula, are accrued as adjustments to the liabilities at December 31, 2006 and 2005, respectively.

•	The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants (noted above) is included as an other comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company's balance sheet.

The fair value of the detachable warrants as of December 31, 2006 and 2005 were as follows:

	2006	2005
Fair value of warrants relating to issuance of convertible preferred stock:	$-0-	$1,147,334

The Company recorded an Unrealized Gain (Loss) on the change in fair value of these detachable warrants of $1,147,334 and $(240,915) for the year ended December 31, 2006 and 2005, respectively.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE H -STOCKHOLDER'S EQUITY (continued)

Series B - Convertible Preferred stock

On February 19, 2004, the Company filed a Certificate of Designation creating a Series B Convertible Preferred Stock classification for 800,000 shares.

In January, 2004, the Company issued 800,000 shares of its Series B Preferred in lieu of certain accrued management service fees payable and notes payable including interest payable thereon totaling $800,000 to officers of the company. The shares of the Series B Preferred are non voting and convertible, at the option of the holder, into common shares at $0.10 per share per share. The shares issued were valued at $1.00 per share, which represented the fair value of the common stock the shares are convertible into. In connection with the transaction, the Company recorded a beneficial conversion discount of $800,000 - preferred dividend relating to the issuance of the convertible preferred stock. None of the Series B Preferred shareholders have exercised their conversion right and there are 800,000 shares of Series B Preferred shares issued and outstanding at December 31, 2006.

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

The holders of record of the Series B Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($1.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series B Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series B Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. For the year ended December 31, 2006 $ 288,000 in dividends were accumulated.

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

Series C - Convertible Preferred stock

On November 13, 2006, the Company filed a Certificate of Designation creating a Series C Convertible Preferred Stock classification for 100,000 shares. Subsequently amended on January 11, 2007 to 700,000 shares.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE H -STOCKHOLDER'S EQUITY (continued)

In December 2006, the Company issued 100,000 shares of its Series C Preferred stock in conjunction with the acquisition of SPE Technologies, Inc. The shares of the Series C Preferred are non voting and convertible, at the option of the holder, into common shares one year from issuance. The number of common shares to be issued per Series C share is adjusted based on the average closing bid price of the previous ten days prior to the date of conversion based on divided into $25.20 The shares issued were valued at $25.20 per share, which represented the fair value of the common stock the shares are convertible into. None of the Series C Preferred shareholders have exercised their conversion right and there are 100,000 shares of Series C Preferred shares issued and outstanding at December 31, 2006.

The holders of record of the Series C Preferred shall be entitled to receive cumulative dividends at the rate of five percent per annum (5%), compounded quarterly, on the face value ($25.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series C Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, at the time of conversion. These dividends are not recorded until declared by the Company. For the year ended December 31, 2006 $-0- in dividends were accumulated.

Common stock

The Company has authorized 700,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2006 and 2005, the Company has 128,279,157 and 75,608,334 shares issued and outstanding, respectively.

During the year ended December 31, 2006, holders converted 20.88 shares of preferred stock - Class A into 1,044,032 shares of common stock. Each share of preferred stock is convertible into 50,000 shares of common stock.

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

In June 2006, the Company issued 6,000,000 shares of its common stock in conjunction with the exercise of employee stock options at $0.056 per share.

NOTE H -STOCKHOLDER'S EQUITY (continued)

In July 2006, the Company issued 50,000 shares of its common stock at $0.042 per share in exchange for services.

In August 2006, the Company issued 541,667 shares of its common stock for approximately $0.05 per share in exchange for services.

In September 2006, the Company issued 37,313 shares of its common stock at $0.067 per share in exchange for services.

In October 2006, the Company issued 4,000,000 shares of its common stock at $0.021 per share on conversion of notes payable

In October 2006, the Company issued 500,000 shares of its common stock at $0.045 per share in exchange for services.

In October 2006, the Company issued 2,600,000 shares of its common stock at $0.037 per share in exchange for services.

In November 2006, the Company issued 12,000,000 shares of its common stock at $0.011 per share on conversion of notes payable.

In November 2006, the Company issued 1,700,000 shares of its common stock at $0.036 per share in exchange for services.

In December 2006, the Company issued 8,000,000 shares of its common stock at $0.01 per share on conversion of notes payable.

In December 2006, the Company issued 1,450,000 shares of its common stock at $0.035 per share in exchange for services.

NOTE I -STOCK OPTIONS AND WARRANTS

Class A Warrants
The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2006:

		Warrants Outstanding			Warrants Exercisable
		Weighted Average	Weighted		Weighted
	Number	Remaining Contractual	Average	Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price	Exercisable	Exercise Price
$0.01	100,000	2.00	$0.01	100,000	$0.01
0.03	26,500,000	3.42	0.03	26,500,000	0.03
0.06	45,000,000	6.78	0.06	45,000,000	0.03
0.10	20,641,500	5.92	0.10	20,641,500	0.10
0.20	1,845,000	0.75	0.20	1,845,000	0.20
0.25	1,758,500	2.00	0.25	1,758,500	0.25
0.50	2,300,000	2.40	0.50	2,300,000	0.50
1.05	1,750,000	2.00	1.05	1,750,000	1.05
	99,895,000			99,895,000

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE I -STOCK OPTIONS AND WARRANTS (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted AveragePrice
		Per Share
Outstanding at December 31, 2004	21,931,128	$0.90
Granted	26,500,000	0.03
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005	48,431,128	0.42
Granted	68,750,000	0.07
Exercised	(100,000)	(0.25)
Canceled or expired	(17,186,128)	(0.64)
Outstanding at December 31, 2006	99,895,000	0.09)

Warrants granted during the period ended December 31, 2005 totaling 26,499,500 were issued in connection with debt financing. The warrants are exercisable until five years after the date of issuance at a purchase price of $0.03 per share on 25,000,000 warrants, $0.10 per share on 800,000 warrants and $0.15 per share on 699,500 warrants.

For the year ended December 31, 2006, warrants totally 64,000,000 were issued in connection with debt financing. The warrants are exercisable until seven years after date of issuance with 19,000,000 at a purchase price of $0.10 per share, 45,000,000 at $0.06 per share. The 19,000,000 warrants have a reset provision should the Company issue shares below $0.10 per share excluding conversion of related debt.

For the year ended December 31, 2006, following warrants were issued in connection with services rendered:

Number of warrants	purchase price per share:	Term (years)
1,000,000	$0.10	3.00

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at December 31, 2006:

Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.2125	2,000,000	6.96	$0.2125	2,000,000	$0.2125
0.2125	2,000,000	7.37	0.2125	2,000,000	0.2125
0.022	20,500,000	9.87	0.022	20,500,000	0.022
0.0295	4,000,000	8.35	0.0295	4,000,000	0.0295
0.04	14,430,000	9.57	0.04	14,430,000	0.04
0.10	9,502,307	7.26	0.10	9,502,307	0.10

Transactions involving stock options issued to employees are summarized as follows:

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE I -STOCK OPTIONS AND WARRANTS (continued)

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2004:	16,000,000	$0.2125
Granted	18,000,000	0.058
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2005:	34,000,000	$0.076
Granted	34,930,000	$0.029
Exercised	(16,497,693)	0.037
Canceled or expired	-	-
Outstanding at December 31, 2006:	52,432,307	$0.0562

During the year ended December 31, 2006, the Board of Directors voted to exercised 16,497,693 of their options cashlessly to provide 12,772,206 share of the Company’s common stock to be used as collateral in support of short-term financing.

The weighted-average fair value of stock options granted to employees during the year ended December 31, 2005 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

For the year ended December 31, 2005:
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	2%
Expected stock price volatility	255%
Expected dividend payout	-
Expected option life-years (a)	7

(a) The expected option life is based on contractual expiration dates.

During the year ended December 31, 2006, the Company granted 14,430,000 employee stock options with an exercise price of $0.04 expiring ten years from issuance. The fair value (determined as described below) of $721,500 was charged to current period earnings.

The weighted-average fair value of these stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

For the year ended December 31, 2006:
Significant assumptions (weighted-average):
Risk-free interest rate at grant date	5.04%
Expected stock price volatility	364%
Expected dividend payout	-
Expected option life-years (a)	10

(a)The expected option life is based on contractual expiration dates.

During the year ended December 31, 2006, the Company granted 20,500,000 employee stock options with an exercise price of $0.022 expiring ten years from issuance. The fair value (determined as described below) of $410,000 was charged to current period earnings.

The weighted-average fair value of these stock options granted to employees and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE I -STOCK OPTIONS AND WARRANTS (continued)

For the year ended December 31,2006:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.37%
Expected stock price volatility	373%
Expected dividend payout	-
Expected option life-years (a)	10

(a)The expected option life is based on contractual expiration dates.

NOTE J -COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Operating Lease Commitments

The Company leases office space in Durham, NC on a six year lease expiring December 31, 2012, for an annualized rent payment of $88,020. Additionally the Company leases warehouse space on a month to month basis for $550 per month. At December 31, 2006, schedule of the future minimum lease payments is as follows:

2007	$88,020
2008	132,030
2009	170,586
2010	175,069
2011	179,627

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2006.

Loss Per Share

The following table presents the computation of basic and diluted loss per share:

	For the year ended December 31,
	2006	2005
Net (loss) available to common stockholders	$(6,775,400)	$(9,410,657)
Basic and diluted (loss) per share	(0.07)	(0.17)
Weighted average common shares outstanding	94,515,133	54,490,102

As of December 31, 2006 and 2005, 608,419,719 and 156,865,137 potential shares were excluded from the shares used to calculate loss per share as their inclusion would reduce net loss per share.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE K - BUSINESS CONCENTRATION

Sales to 5 major customers approximated $189,968 or 39% of total sales for the year ended December 31, 2006 (5 major customers approximated $20,006 or 37% of total sales for the year ended December 31, 2005).

Purchases from the Company's 5 major suppliers accounted for 87.6% of total purchases for the year ended December 31, 2006 (5 major suppliers accounted for 81% of total purchases for the year ended December 31, 2005).

NOTE L- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of December 31, 2006, the Company incurred accumulated losses of $25,467,342. The Company’s current liabilities exceeded its current assets by $2,571,943 as of December 31, 2006. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE M- SUBSEQUENT EVENTS

As described in Note H - Stockholders’ Equity, the Company increased the number of authorized Class C Convertible Preferred Stock on January 11, 2007 from 100,000 to 700,000 shares.

On January 11, 2007, the Company entered into an agreement to acquire Hybrid Lighting Technologies, Inc, (“HLTI”) a wholly owned subsidiary of UTEK Corporation (“UTEK”) whereby the Company acquired 100% of the outstanding shares of HLTI in exchange for a total of $1,537,000 comprised of the following:

1.	26,500,000 shares of the Company’s common stock
2.	50,000 shares of the Company’s Class D convertible preferred stock

The Class D convertible preferred stock is convertible, at the holders option, twelve (12) months from the date of closing into the Company’s common stock whereby the number of total shares to be issued is determined by dividing $768,500 ($15.37 per share) by the previous 10 day average closing bid price prior to conversion. The Class D preferred stock shall provide a 5% return yield, compounded quarterly , to be paid in cash or in-kind, and will be required to be paid at the time of the conversion.

The agreement includes certain anti-dilutive provisions in effect for one year from the effective date.

The Company acquired intellectual property and license agreements in conjunction with the acquisition of HLTI.

As of March 2, 2007, the Company has issued approximately 58,884,700 shares of common stock in exchange for convertible notes totally $494,174.

The Company entered into a Securities Purchase Agreement with four accredited investors on April 18, 2007 for the issuance of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.02 or b) 25% of

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

The Company issued a total of 94,995,600 shares of its common stock from January 1, 2007 through March 31, 2007 comprised of 26,500,000 shares for the acquisition of Hybrid Lighting Technologies, Inc as described above, 67,895,600 shares in exchange for $548,330, 500,000 shares in conversion of 10 shares of convertible preferred stock and 100,000 in warrants at $0.25 per share exercised.

On April 18, 2007, the Company modified the existing terms of their convertible debentures dated September 23, 2004, April 23, 2005, October 24, 2005, December 28, 2005, March 31, 2006, July 28, 2006, September 26, 2006 and December 20, 2006 from the existing applicable discount to 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of December 31, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION

None.

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

11.  Directors and Executive Officers

Set forth below are the directors and executive officers of the Company, their ages and positions held with the Company, as follows

Name	Age	Position
Donald F. Evans	72	Chief Executive Officer and Chairman of the Board of Directors
Mark D. Schmidt	42	President, Chief Operating Officer and Director
John W. Ringo	62	Secretary, Corporate Counsel and Director
Alan H. Ninneman	63	Senior Vice President and Director
David D. Downing	57	Chief Financial Officer and Treasurer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires Cyberlux Corporation executive officers and directors, and persons who beneficially own more than ten percent of the Company’s common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish Cyberlux Corporation with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to the Company and written representations from Company executive officers and directors, the Company believes that during the year ended 2006, the officers and directors filed all of their respective Section 16(a) reports on a timely basis.

Audit Committee

We do not have an Audit Committee, our board of directors during 2006, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

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

ITEM 10. EXECUTIVE COMPENSATION

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person associated with the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Executive Compensation

The following table sets forth the cash compensation of the Company’s newly elected executive officers and directors during of the years 2006, 2005 and 2004. The remuneration described in the table represents compensation received from Cyberlux Corporation and does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company’s business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer’s cash compensation.

Summary Compensation Table

				ANNUAL COMOPENSATION

Name & Principal		Salary	Bonus	Other Annual Compensation	Restricted Stock	Options SARs	LTIP Payouts	All Other
Position	Year	($)	($)	($)	Awards($)	(#)	($)	Compensation
Donald F. Evans	2006	180,000	0	0		5,500,000
CEO & Chairman	2005	180,000	0	0	-	4,250,000	-	-
	2004	180,000	0	0	-	550,000	-	-

John W. Ringo	2006	42,000	0	0	-	1,000,000
Secretary and	2005	76,000	0	0	-	1,500,000	-	-
Corporate Counsel	2004	70,500	0	0	-	400,000	-	-

Alan H. Ninneman	2006	42,000	0	0		1,000,000
Senior Vice President	2005	76,000	0	0	-	1,000,000	-	-
	2004	70,500	0	0	-	400,000	-	-

Mark D. Schmidt	2006	180,000	0	0	-	3,500,000
President & COO	2005	180,000	0	0	-	4,000,000	-	-
	2004	120,000	0	0	-	650,000		-

Annual compensation began accruing in the form of management fees as of July 2000. The compensation indicated in the table is the annualized amount of salary to be paid the respective officers in accordance with their employment agreements.

Option/SAR Grants in Last Fiscal Year

	NUMBER OF	% OF TOTAL
	SECURITIES	OPTIONS/SARS
	UNDERLYING	GRANTED TO
	OPTIONS/SARS	EMPLOYEES IN	EXERCISE OR BASE	EXPIRATION
NAME	GRANTED (#)	FISCAL YEAR	($/SH)	DATE
Donald F. Evans	5,500,000	45.83%	$0.04 /Sh	2012
John W. Ringo	1,000,000	8.33%	$0.04 /Sh	2012

Alan H. Ninneman	1,000,000	8.33%	$0.04 /Sh	2012
Mark D. Schmidt	3,500,000	29.16%	$0.04 /Sh	2012

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

On September 2, 2003, our Board approved a 2004 Incentive Stock Option Plan, which will provide 2,000,000 shares to underwrite options.

On April 8, 2004 our Board approved the 2005 Incentive Stock Option Plan that provides for 12,000,000 shares to underwrite options and on January 10, 2005, the Board approved the 2006 Plan that provides for 18,000,000 shares to underwrite options. On May 11, 2006, our Board approved the 2007 Plan that provides for 12,000,000 shares to underwrite options. On February 16, 2007, our Board approved the 2008 Plan that provides for 20,000,000 shares to underwrite options.

The stock option plans are administered directly by our board of directors.

Subject to the provisions of the stock option plans, the board will determine who shall receive stock options, the number of shares of common stock that may be purchased under the options, the time and manner of exercise of options and exercise prices.

As of March 31, 2007, there were 27,513,237 stock options granted under the plans that were outstanding.

12.  Employment Agreements

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock on May 18, 2007 relating to the beneficial ownership of the Company’s common stock by those persons known to beneficially own more than 5% of the Company’s capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 276,844,639 shares of common stock outstanding.

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

NAME AND ADDRESS		NUMBER OF	PERCENTAGE OF
OF OWNER	TITLE OF CLASS	SHARES OWNED(1)	CLASS (2)
Donald F. Evans	Common Stock	16,422,784 (3)	5.48%
4625 Creekstone Drive
Suite 130
Research Triangle Park
Durham, NC 27703

Mark D. Schmidt	Common Stock	11,240,977 (4)	3.90%
4625 Creekstone Drive
Suite 130
Research Triangle Park
Durham, NC 27703

Alan H. Ninneman	Common Stock	4,516,773 (5)	1.61%
4625 Creekstone Drive
Suite 130
Research Triangle Park
Durham, NC 27703

John W. Ringo	Common Stock	4,574,403 (6)	1.63%
4625 Creekstone Drive
Suite 130
Research Triangle Park
Durham, NC 27703

David Downing	Common Stock	2,013,300 (7)	*
4625 Creekstone Drive
Suite 130
Research Triangle Park
Durham, NC 27703

All Officers and Directors	Common Stock	38,768,237 (8)	12.41%
As a Group (5 persons)

Donald F. Evans	Preferred B	275,103	34.38%

Mark D. Schmidt	Preferred B	101,000	12.62%

Alan H. Ninneman	Preferred B	180,652	22.58%

John W. Ringo	Preferred B	166,915	20.86%

David Downing	Preferred B	76,330	9.54%

* Less than 1%.

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of May 18, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 276,844,639 shares issued and outstanding on May 18, 2007.

(3) Includes currently exercisable options to purchase 20,132,915 shares of common stock and 275,103 shares of Series B convertible preferred stock convertible into 2,751,030 shares of common stock and entitled to cast 27,510,300 votes at any meeting of shareholders.

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

In 2004, we issued 800,000 shares of Series B Convertible Preferred Stock to officers and directors in exchange for $723,670 of these management fees and $76,330 of the loan from Dave Downing, on a basis of 1 share of Series B Convertible Preferred Stock for $1 of debt owned. The management fees converted include $275,103 by Don Evans, $166,915 by John Ringo, $180,652 to Alan Ninneman and $101,000 to Mark Schmidt. These shares of Series B Convertible Preferred Stock have certain conversion rights and superior voting privileges as further described in the “Description of Securities” section herein. The Board of Directors, exercising their business judgment, determined that it was in the Company’s best interest to issue shares of Series B convertible preferred stock in lieu of accrued management fees. The Board of Directors determined that the terms of the transaction were as fair to the Company as any transactions that could have been made with unaffiliated parties.

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

4.43
Securities Purchase Agreement, dated as of October 23, 2005, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.44	Secured Convertible Note issued to AJW Offshore, Ltd., dated October 23, 2005.

4.45	Secured Convertible Note issued to AJW Qualified Partners, LLC, dated October 23, 2005.

4.46	Secured Convertible Note issued to AJW Partners, LLC, dated October 23, 2005.

4.47	Secured Convertible Note issued to New Millennium Capital Partners II, LLC.

4.48	Common Stock Purchase Warrant issued to AJW Offshore, Ltd., dated October 23, 2005.

4.49	Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated October 23, 2005.

4.50	Common Stock Purchase Warrant with AJW Partners, LLC, dated October 23, 2005.

4.51	Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated October 23, 2005.

4.52
Registration Rights Agreement, dated as of October 23, 2005, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.53	Security Agreement, dated as of October 23, 2005, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.54
Intellectual Property Security Agreement, dated as of October 23, 2005, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.55
Securities Purchase Agreement, dated as of December 28, 2005, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.56	Secured Convertible Note issued to AJW Offshore, Ltd., dated December 28, 2005.

4.57	Secured Convertible Note issued to AJW Qualified Partners, LLC, dated December 28, 2005.

4.58	Secured Convertible Note issued to AJW Partners, LLC, dated December 28, 2005.

4.59	Secured Convertible Note issued to New Millennium Capital Partners II, LLC.

4.60	Common Stock Purchase Warrant issued to AJW Offshore, Ltd., dated December 28, 2005.

4.61	Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated December 28, 2005.

4.62	Common Stock Purchase Warrant with AJW Partners, LLC, dated December 28, 2005.

4.63	Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated December 28, 2005.

4.64
Registration Rights Agreement, dated as of December 28, 2005, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.65	Security Agreement, dated as of December 28, 2005, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.66
Intellectual Property Security Agreement, dated as of December 28, 2005, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.67
Securities Purchase Agreement, dated as of March 27, 2006, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.68	Secured Convertible Note issued to AJW Offshore, Ltd., dated March 27, 2006.

4.69	Secured Convertible Note issued to AJW Qualified Partners, LLC, dated March 27, 2006.

4.70	Secured Convertible Note issued to AJW Partners, LLC, dated March 27, 2006.

4.71	Secured Convertible Note issued to New Millennium Capital Partners II, LLC.

4.72	Common Stock Purchase Warrant issued to AJW Offshore, Ltd., dated March 27, 2006.

4.73	Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated March 27, 2006.

4.74	Common Stock Purchase Warrant with AJW Partners, LLC, dated March 27, 2006.

4.75	Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated March 27, 2006.

4.76
Registration Rights Agreement, dated as of March 27, 2006, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.77	Security Agreement, dated as of March 27, 2006, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.78
Intellectual Property Security Agreement, dated as of March 27, 2006, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.79
Securities Purchase Agreement, dated as of July 27, 2006, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.80	Secured Convertible Note issued to AJW Offshore, Ltd., dated July 27, 2006.

4.81	Secured Convertible Note issued to AJW Qualified Partners, LLC, dated July 27, 2006.

4.82	Secured Convertible Note issued to AJW Partners, LLC, dated July 27, 2006.

4.83	Secured Convertible Note issued to New Millennium Capital Partners II, LLC.

4.84	Common Stock Purchase Warrant issued to AJW Offshore, Ltd., dated July 27, 2006.

4.85	Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated July 27, 2006.

4.86	Common Stock Purchase Warrant with AJW Partners, LLC, dated July 27, 2006.

4.87	Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated July 27, 2006.

4.88
Registration Rights Agreement, dated as of July 27, 2006, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.89	Security Agreement, dated as of July 27, 2006, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.90
Intellectual Property Security Agreement, dated as of July 27, 2006, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Russell Bedford Stefanou Mirchandani LLP for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 were $92,186 and $146,900, respectively.

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

CYBERLUX CORPORATION

Dated: May 21, 2007	By: /s/ DONALD F. EVANS

Donald F. Evans
Chief Executive Officer (Principal Executive Officer)

Dated: May 21, 2007	By: /s/ DAVID D. DOWNING

David D. Downing Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DONALD F. EVANS	Chief Executive Officer and	May 21, 2007
--------------------------------	Chairman of the Board of Directors
Donald F. Evans

/s/ MARK D. SCHMIDT	President, Chief Operating Officer	May 21, 2007
--------------------------------	and Director
Mark D. Schmidt

/s/ JOHN W. RINGO	Secretary, Corporate Counsel	May 21, 2007
--------------------------------	and Director
John W. Ringo

/s/ ALAN H. NINNEMAN	Senior Vice President and Director	May 21, 2007
--------------------------------
Alan H. Ninneman