Form 10QSB
period 2007-03-31
CYBERLUX CORP
filed 2007-05-21
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB
(Mark One)

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended March 31, 2007
Commission file number 000-33415

CYBERLUX CORPORATION
(Name of Small Business Issuer in Its Charter)

Nevada	91-2048978
(State of Incorporation)	(IRS Employer Identification No.)

4625 Creekstone Drive
Suite 130
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

Yes ☐         No  ☒

As of May 18, 2007, the Company had 276,844,639 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐              No ☒

CYBERLUX CORPORATION

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending March 31, 2007

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets:
	March 31, 2007 (Unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of Losses:
	Three months Ended March 31, 2007 and 2006 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows:
	Three months Ended March 31, 2007 and 2006 (Unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Information:
	March 31, 2007	6-21

Item 2.	Management Discussion and Analysis	22

Item 3.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited) March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash & cash equivalents	$26,533	$395,812
Accounts receivable, net of allowance for doubtful accounts of $23,502	60,660	177,085
Inventories, net of allowance of $102,660	206,574	197,771
Other current assets	11,819	22,232
Total current assets	305,586	792,900

Property, plant and equipment, net of accumulated depreciation of $147,399 and $141,465, respectively	63,694	58,313

Other assets
Deposits	23,350	23,350

Patents and development costs, net of accumulated amortization of $425,222 and $293,750, respectively	3,549,752	2,294,224
Total other assets	3,573,102	2,317,574

Total Assets	$3,942,382	$3,168,787

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$733,041	$564,875
Accrued liabilities	1,791,826	1,694,220
Short-term notes payable - related parties	520,162	454,162
Short-term notes payable	21,292	47,399
Short-term convertible notes payable	55,857	604,187
Total current liabilities	3,122,178	3,364,843

Long-term liabilities:
Notes payable	1,981,717	1,580,621
Derivative liability relating to convertible debentures	6,448,614	8,201,086
Warrant liability relating to convertible debentures	1,182,719	2,954,080
Total long-term liabilities	9,613,050	12,735,787

Total liabilities	12,735,228	16,100,630

Commitments and Contingencies

Series A convertible preferred stock, $0.001 par value; 200 shares designated, 28.9806 and 38.9806 issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	144,900	194,900

DEFICIENCY IN STOCKHOLDERS' EQUITY

Class B convertible preferred stock, $0.001 par value, 800,000 shares designated; 800,000 shares issued and outstanding for March 31, 2007 and December 31, 2006	800	800

Class C convertible preferred stock, $0.001 par value, 700,000 shares designated; 150,000 and 100,000 shares issued and outstanding for March 31, 2007 and December 31, 2006, respectively	150	100

Common stock, $0.001 par value, 700,000,000 shares authorized; 223,274,757 and 128,279,157 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	223,275	128,279

Subscription received	-	25,000
Additional paid-in capital	14,251,703	12,186,420
Accumulated deficit	(23,413,674)	(25,467,342)
Deficiency in stockholders' equity	(8,937,746)	(13,126,743)

Total liabilities and (deficiency) in stockholders' equity	$3,942,382	$3,168,787

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three months ended March 31,
	2007	2006
REVENUE:	$49,462	$47,200
Cost of goods sold	(40,320)	(53,687)
Gross margin (loss)	9,141	(6,487)

OPERATING EXPENSES:
Depreciation	137,407	7,265
Research and development	69,713	38,826
General and administrative expenses	755,807	1,347,729
Total operating expenses	962,927	1,393,820

NET LOSS FROM OPERATIONS	(953,785)	(1,400,307)

Other income/(expense)
Unrealized gain (loss) relating to adjustment of derivative and warrant liability to fair value of underlying securities	3,523,832	2,323,186
Interest expense	(527,800)	(738,130)
Debt acquisition costs	11,420	(6,487)

Net income before provision for income taxes	2,053,667	178,262

Income taxes (benefit)	-	-

INCOME AVAILABLE TO COMMON STOCKHOLDERS	$2,053,667	$178,262

Weighted average number of common shares outstanding-basic	189,015,023	80,285,613

Weighted average number of common shares outstanding-fully diluted	Note A	Note A

Income per share-basic	$0.01	$0.00

Loss per share - fully diluted	Note A	Note A

Preferred dividend	$24,000	$24,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CYBERLUX, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)
	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income available to common stockholders	$2,053,667	$178,262
Adjustments to reconcile net income to cash used in operating activities
Depreciation	5,934	7,265
Amortization	131,473	-
Common stock issued in connection with services rendered	-	762,250
Common stock issued in settlement of debt	-	31,655
Accretion of convertible notes payable	401,096	367,196
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	(3,523,832)	(2,323,186)
Impairment loss on patent	-	-
(Increase) decrease in:
Accounts receivable	116,425	(41,018)
Inventories	(8,803)	161,039
Prepaid expenses and other assets	10,413	9,402
Deposits	-	-
Increase (decrease) in:
Accounts payable	168,166	(306,071)
Accrued liabilities	97,604	279,829
Net cash (used in) operating activities	(547,856)	(873,377)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with acquisition of Hybrid Lighting Technologies, Inc	150,000	-
Payments towards patent rights	-	-
Acquisition of fixed assets	(11,316)	(7,093)
Net cash provided by (used in) investing activities:	138,684	(7,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debentures	-	460,000
Net proceeds (payments) from borrowing on long term basis	(26,107)	152,400
Net proceeds (payments) to notes payable, related parties	66,000	500
Net cash provided by (used in) financing activities:	39,893	612,900

Net increase (decrease) in cash and cash equivalents	(369,279)	(267,570)
Cash and cash equivalents at beginning of period	395,812	475,656
Cash and cash equivalents at end of period	$26,533	$208,086

Supplemental disclosures:
Interest Paid	$-	$2,770
Income Taxes Paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) loss in adjustment of derivative and warrant liability to fair value of underlying securities	(3,523,832)	(2,323,186)
Common stock issued for services rendered	-	762,250
Common stock issued in settlement of debt	-	31,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
MARCH 31, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed financial statements should be read in conjunction with the December 31, 2006 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Until December 31, 2004, the Company was a development state enterprise as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises ("SFAS No.7"). The Company develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of March 31, 2007, the Company has accumulated losses of $23,413,674.

The consolidated financial statements include the accounts of its wholly owned subsidiaries, SPE Technologies, Inc. and Hybrid Lighting Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Acquisitions

On December 28, 2006, the Company acquired SPE Technologies, Inc, a Florida corporation, as a wholly owned subsidiary. SPE Technologies, Inc. was acquired by issuance 100,000 shares of Class C 5% convertible preferred stock valued at the time acquisition at $2,520,000.

The total consideration paid was $2,520,000 and the significant components of the transaction are as follows:

Preferred Stock issued:	$2,520,000

Cash received	$250,000
Patents received	2,270,000
Liabilities assumed	( -)

Net:	$2,520,000

On January 11, 2007, the Company acquired Hybrid Lighting Technologies, Inc, a Florida corporation, as a wholly owned subsidiary. Hybrid Lighting Technologies, Inc was acquired by issuance of 26,500,000 shares of its common stock and 50,000 shares of Class C 5% convertible preferred stock. The total value assigned at the time of acquisition of $1,537,000.

The total consideration paid was $1,537,000 and the significant components of the transaction are as follows:

Common stock issued:	$768,500
Preferred stock issued:	768,500
Preferred Stock issued:	$1,537,000

Cash received	$150,000
Patents received	1,387,000
Liabilities assumed	( -)

Net:	$1,537,000

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition

Revenues are recognized in the period that products are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At 3/31/07, the Company did not have any deferred revenue.

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), MULTIPLE DELIVERABLE REVENUE ARRANGEMENTS. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

Reclassification

Certain reclassifications have been made to prior periods’ data to conform to the current presentation. These reclassifications had no effect on reported losses.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At March 31, 2007 and December 31, 2006, allowance for doubtful receivable was $23,502.

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

As more fully described in the financial statements included in Form 10-KSB for the year ended December 31, 2006, the Company granted stock options over the years to employees of the Company under a non-qualified employee stock option plan. As of March 31, 2007, 52,432,307 stock options were outstanding and exercisable.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Net Income (loss) Per Common Share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net income used in computing basic net income per share	$2,053,667	$178,262
Impact of assumed assumptions:
Accretion of convertible debenture charged to interest expense	401,096	367,196
Impact of equity classified as liability:
Gain on warrant liability marked to fair value	(3,523,832)	(2,323,186)
Net loss in computing diluted net loss per share:	$(1,069,069)	(1,777,728)

The weighted average shares outstanding used in the basic net income per share computations for the three months ended March 31, 2007 and 2006 was 189,015,023 and 80,285,613, respectively. In determining the number of shares used in computing diluted loss per share, the Company added approximately 1,201,705,941 and 132,636,364 potentially dilutive securities for the three months ended March 31, 2007 and 2006, respectively. The potentially dilutive securities added were mostly attributable to the warrants, options and convertible debentures outstanding. As a result, the diluted loss per share for the three months ended March 31, 2007 and 2006 was $0.00.

Patents

The Company acquired in December 2006, for $2,270,000, and January 2007, for $1,387,000, patents in conjunction with the acquisitions of SPE Technologies, Inc and Hybrid Lighting Technologies, Inc, respectively. The patents have an estimated useful life of 7 years. Accordingly, the Company recorded an amortization charge to current period earnings of $131,472 and $-0- for the three months ended March 31, 2007 and 2006, respectively. Patents are comprised of the following:

Description	Cost	Accumulated amortization and impairments	Net carrying value at March 31, 2007
Development costs	$293,750	$293,750	$-0-
Patents	2,294,224	81,936	2,212,287
Patents	1,387,000	49,536	1,337,464
Total	$3,974,974	$425,222	$3,549,752

Recent pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable at March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
10% convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.50 per share. The Company is in violation of the loan covenants	$2,500	$2,500

10% convertible debenture, due two years from the date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.72 or b) 50% (See note L) of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)
	53,357	601,687

10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.03 or b) 50% (See note L) of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)
	923,106	799,817

10% convertible debenture, due October 2008 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.6 or b) 50% (See note L) of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)	382,100	316,347

8% convertible debenture, due December 2008 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.10 or b) 35% (See note L0 of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights (see below)	292,786	235,251

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (continued)

	March 31, 2007	December 31, 2006

8% convertible debenture, due March 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 55% (See note L)of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$168,493	$127,397

6% convertible debenture, due July 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 40% (See note L)of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	112,329	71,233

6% convertible debenture, due September 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 40% (See note L) of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	47,561	24,548

6% convertible debenture, due December 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 40% (See note L) of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	55,342	6,028
	2,037,574	2,184,808
Less: current maturities	(55,857)	(604,187)
Notes payable and convertible debentures-long term portion	$1,981,717	$1,580,621

The Company entered into a Securities Purchase Agreement with four accredited investors on September 23, 2004 for the issuance of an aggregate of $1,500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 2,250,000 shares of the Company’s common stock. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.72 or b) 50% (See note l) of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of March 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for net proceeds of $1,186,281. The proceeds that the Company received were net of prepaid interest of $50,000 and related fees and costs of $263,719.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with four accredited investors on April 23, 2005 for the issuance of an aggregate of $1,500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 25,000,000 shares of the Company’s common stock. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.03 or b) 50% (see note L) of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of March 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for total proceeds of $1,352,067. The proceeds that the Company received were net of prepaid interest of $72,933 representing the first eight month’s interest and related fees and costs of $75,000.

The Company entered into a Securities Purchase Agreement with four accredited investors on October 24, 2005 for the issuance of $800,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 800,000 shares of the Company’s common stock. The Convertible Note accrues interest at 10% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.06 or b) 50% (see note L)of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of March 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $800,000 in exchange for total proceeds of $775,000. The proceeds that the Company received were net of related fees and costs of $25,000.

The Company entered into a Securities Purchase Agreement with four accredited investors on December 28, 2005 for the issuance of $700,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 700,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 35% (see note L) of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of March 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $700,000 in exchange for total proceeds of $675,000. The proceeds that the Company received were net of related fees and costs of $25,000.

The Company entered into a Securities Purchase Agreement with four accredited investors on March 31, 2006 for the issuance of $500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 19,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 55% (see note L) of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of March 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $460,000. The proceeds that the Company received were net of related fees and costs of $40,000.

The Company entered into a Securities Purchase Agreement with four accredited investors on July 28, 2006 for the issuance of $500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 15,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 6% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 40% (see note L) of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of March 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $490,000. The proceeds that the Company received were net of related fees and costs of $10,000.

The Company entered into a Securities Purchase Agreement with four accredited investors on September 26, 2006 for the issuance of $280,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 6% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 40% (See note L) of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (continued)

As of March 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $280,000 in exchange for total proceeds of $259,858. The proceeds that the Company received were net of related fees and costs of $20,142.

The Company entered into a Securities Purchase Agreement with four accredited investors on December 20, 2006 for the issuance of $600,0000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 20,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 6% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of March 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $600,000 in exchange for total proceeds of $590,000. The proceeds that the Company received were net of related fees and costs of $10,000.

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
•
Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the intrinsic value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at March 31, 2007 and December 31, 2006, respectively.

•
The expense relating to the increase in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company’s balance sheet.

•	Accreted principal of $2,035,074 and $2,182,308 as of March 31, 2007 and December 31, 2006, respectively.

The following table summarizes the various components of the convertible debentures as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Convertible debentures	$2,037,574	$2,184,808
Warrant liability	1,112,503	2,759,307
Derivative liability	6,448,614	8,201,086
	9,598,691	13,145,201
Cumulative adjustment of derivative and warrant liability to fair value	(1,181,117)	(4,580,393)
Cumulative unrealized loss relating to conversion of convertible notes to common shares charged to interest expense	(1,446,642)	(898,313)
Cumulative accretion of principal related to convertible debentures	(2,035,074)	(2,182,308)
	$4,935,858	$5,484,187

NOTE C-WARRANT LIABILITY

Total warrant liability as of March 31, 2007 and December 31, 2006 are comprised of the following:

	March 31, 2007	December 31, 2006
Fair value of warrants relating to convertible debentures	$1,112,503	$2,759,305
Fair value of other outstanding warrants	70,216	194,775
Total	$1,182,719	$2,954,080

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE D - NOTE PAYABLE

Note payable is comprised of the following:

	March 31, 2007	December 31, 2006
Note payable, 24% interest per annum; due 90 days, secured by specific accounts receivables	$21,292	$47,399

NOTE E - NOTES AND CONVERTIBLE NOTES PAYABLE-RELATED PARTY

Notes payable-related party is comprised of the following:

	March 31, 2007	December 31, 2006
Notes payable, 12% per annum; due on demand; unsecured	$168,245	$102,245

Notes payable, 10% per annum, due on demand; unsecured	251,350	251,350

Notes payable, 10% per annum, due on demand, convertible into the Company’s common stock after March 2007 at a conversion rate of $0.02 per share, unsecured	100,567	100,567
	520,162	454,162
Less: current maturities:	(520,162)	(454,162)
Long term portion:	$-	$-

NOTE F -STOCKHOLDER'S EQUITY

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

In the year ended December 31, 2006, 9 of the Series A Preferred shareholders exercised the conversion right and exchanged 20.88 shares of Series A Preferred for 1,019,032 shares of the Company’s common stock.

In the three months ended March 31, 2007, 2 of the Series A Preferred shareholders exercised the conversion right and exchanged 10 shares of Series A Preferred for 500,000 shares of the Company’s common stock.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE F -STOCKHOLDER'S EQUITY (continued)

Series A - Convertible Preferred stock (continued)

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

The holders of record of the Series A Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($5,000 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series A Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series A Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of the period ended March 31, 2007, $0 in dividends were accumulated.

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

Until November 2006 (expiration of the warrants), the Company was required to record a liability relating to the detachable warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14. As such:

•
Subsequent to the initial recording, the increase or decrease in the fair value of the detachable warrants, determined under the Black- Scholes option pricing formula, were accrued as adjustments to the liabilities until their expiration in November 2006.

•
The expense relating to the increase or decrease in the fair value of the Company's stock reflected in the change in the fair value of the warrants (noted above) is included as an other comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company's balance sheet.

The Company recorded an Unrealized Gain (Loss) on the change in fair value of these detachable warrants of $-0- and $426,507 for the three months March 31, 2007 and 2006, respectively.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE F -STOCKHOLDER'S EQUITY (continued)

Series B - Convertible Preferred stock

On February 19, 2004, the Company filed a Certificate of Designation creating a Series B Convertible Preferred Stock classification for 800,000 shares.

In January, 2004, the Company issued 800,000 shares of its Series B Preferred in lieu of certain accrued management service fees payable and notes payable including interest payable thereon totaling $800,000 to officers of the company. The shares of the Series B Preferred are non voting and convertible, at the option of the holder, into common shares at $0.10 per share per share. The shares issued were valued at $1.00 per share, which represented the fair value of the common stock the shares are convertible into. In connection with the transaction, the Company recorded a beneficial conversion discount of $800,000 - preferred dividend relating to the issuance of the convertible preferred stock. None of the Series B Preferred shareholders have exercised their conversion right and there are 800,000 shares of Series B Preferred shares issued and outstanding at March 31, 2007.

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

In December 2006, the Company issued 100,000 shares of its Series C Preferred stock in conjunction with the acquisition of SPE Technologies, Inc. The shares of the Series C Preferred are non voting and convertible, at the option of the holder, into common shares one year from issuance. The number of common shares to be issued per Series C share is adjusted based on the average closing bid price of the previous ten days prior to the date of conversion based on divided into $25.20 The shares issued were valued at $25.20 per share, which represented the fair value of the common stock the shares are convertible into. None of the Series C Preferred shareholders have exercised their conversion right and there are 100,000 shares of Series C Preferred shares issued and outstanding at March 31, 2007.

In January 2007, the Company issued 50,000 shares of its Series C Preferred stock in conjunction with the acquisition of Hydrid Lighting Technologies, Inc. The shares of the Series C Preferred are non voting and convertible, at the option of the holder, into common shares one year from issuance. The number of common shares to be issued per Series C share is adjusted based on the average closing bid price of the previous ten days prior to the date of conversion based on divided into $15.37 The shares issued were valued at $15.37 per share, which represented the fair value of the common stock the shares are convertible into. None of the Series C Preferred shareholders have exercised their conversion right and there are 50,000 shares of Series C Preferred shares issued and outstanding at March 31, 2007.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE F -STOCKHOLDER'S EQUITY (continued)

Series C - Convertible Preferred stock (continued)

The holders of record of the Series C Preferred shall be entitled to receive cumulative dividends at the rate of five percent per annum (5%), compounded quarterly, on the face value ($25.00 and $15.37 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series C Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, at the time of conversion. These dividends are not recorded until declared by the Company. For the year ended March 31, 2007 $-0- in dividends were accumulated.

Common stock

The Company has authorized 700,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2007 and December 31, 2006 the Company has 223,274,757 and 128,279,157 shares issued and outstanding, respectively.

During the three months ended March 31, 2007, holders converted 10 shares of preferred stock - Class A into 500,000 shares of common stock. Each share of preferred stock is convertible into 50,000 shares of common stock.

In January 2007, the Company issued 25,564,000 shares of its common stock on conversion of $247,496 of convertible debentures.

In January 2007, the Company issued 26,500,000 shares of its common stock in connection with the acquisition of Hybrid Lighting Technologies, Inc.

In February 2007, the Company issued 24,309,800 shares of its common stock on conversion of $184,592 of convertible debentures.

In March 2007, the Company issued 18,021,800 shares of its common stock on conversion of $116,242 of convertible debentures.

NOTE G -STOCK OPTIONS AND WARRANTS

Class A Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2007:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.01	100,000	1.75	$0.01	100,000	$0.01
0.03	26,500,000	3.17	0.03	26,500,000	0.03
0.06	45,000,000	6.53	0.06	45,000,000	0.03
0.10	20,641,500	5.67	0.10	20,641,500	0.10
0.20	1,845,000	0.50	0.20	1,845,000	0.20
0.25	1,758,500	1.75	0.25	1,758,500	0.25
0.50	2,300,000	2.15	0.50	2,300,000	0.50
1.05	1,750,000	1.75	1.05	1,750,000	1.05

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	48,431,128	$0.42
Granted	68,750,000	0.07
Exercised	(100,000)	(0.25)
Canceled or expired	(17,186,128)	(0.64)
Outstanding at December 31, 2006	99,895,000	0.09
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2007	99,895,000	0.09

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE G -STOCK OPTIONS AND WARRANTS (continued)

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

For the year ended March 31, 2007, following warrants were issued in connection with services rendered:

Number of warrants	purchase price per share:	Term (years)
1,000,000	$0.10	2.75

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at March 31, 2007:

Options Outstanding				Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.2125	2,000,000	6.71	$0.2125	2,000,000	$0.2125
0.2125	2,000,000	7.12	0.2125	2,000,000	0.2125
0.022	20,500,000	9.62	0.022	20,500,000	0.022
0.0295	4,000,000	8.10	0.0295	4,000,000	0.0295
0.04	14,430,000	9.32	0.04	14,430,000	0.04
0.10	9,502,307	7.01	0.10	9,502,307	0.10

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	34,000,000	$0.076
Granted	34,930,000	0.029
Exercised	(16,497,693)	0.037
Canceled or expired	-	-
Outstanding at December 31, 2006	52,432,307	0.0562
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2007	52,432,307	$0.0562

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE H -RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 10% to 12% per annum. As of March 31, 2007and December 31, 2006 , the balance due to the officers was $520,162 and $454,162, respectively.

NOTE I -COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Operating Lease Commitments

The Company leases office space in Durham, NC on a five year lease expiring April, 2008 for an annualized rent payment of $43,127. Additionally the Company leases warehouse space on a month to month basis for $550 per month. At March 31, 2007, schedule of the future minimum lease payments is as follows:

2007	$43,127
2008	14,376
2009	-
2010	-

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of March 31, 2007.

NOTE J - BUSINESS CONCENTRATION

Sales to 3 major customers approximated $11,646 or 23% and 18,900 or 40% of total sales for the three months ended March 31, 2007 and 2006, respectively.

Purchases from the Company's 3 major suppliers accounted for 43% and 90% of total purchases for the three months ended March 31, 2007 and 2006, respectively.

NOTE K- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of March 31, 2007, the Company incurred accumulated losses of $23,413,674. The Company’s current liabilities exceeded its current assets by $2,816,592 as of March 31, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
MARCH 31, 2007
(Unaudited)

NOTE L - SUBSEQUENT EVENTS

The Company entered into a Securities Purchase Agreement with four accredited investors on April 18, 2007 for the issuance of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.02 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

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

Overview

We are in the have been principally devoted to designing, developing and marketing advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.

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

On January 16, 2007, we, along with UTEK Corporation, a specialty finance company focused on technology transfer, announced that we had acquired Hybrid Lighting Technologies, Inc., a wholly owned subsidiary of UTEK in a restricted stock transaction. Hybrid Lighting Technologies, Inc. holds a worldwide exclusive license for an inorganic light emitting source for LEDs developed at the University of California-Santa Barbara. The technology provides for the method and practice for creating a white or multiple colored lighting source by combining the photoluminescence from polymer and/or organic films with emissions from an electrically-powered, solid state, inorganic light source.

On January 18, 2007, we announced today that we intend to introduce breakthrough lighting products created through the combination of the hybrid organic / inorganic white and multi-color lighting technology acquired from the University of California-Santa Barbara with the Scattered Photon ExtractionTM (SPE) technology acquired from Rensselaer Polytechnic Institute. Cyberlux will commercialize the resulting proprietary lighting technology as “Hybrid White Light” (HWL) and “Hybrid Multi-color Light” (HML). The resulting lighting technology will yield a lower cost, more energy-efficient lighting source than currently available in solid-state light-emitting diode (LED) solutions.

Traditional LED lighting sources produce light when a solid-state material emits a photon through a phosphor downconversion material to create white and multi-color light. With HWL and HML, the phosphor is replaced with a less costly, more efficient polymer or organic film downconversion material. In addition, the use of the SPE technology further improves the light output and efficacy of the resulting light source. Because of the fundamental difference in the nature of the HWL and HML technologies, We intend to broadly market the technology across large lighting industry market segments through OEM licensing and our product solutions for direct and indirect task and accent lighting applications, indoor/outdoor down-lighting applications, residential and office lighting applications, and military and Homeland Security applications.

We acquired the worldwide exclusive rights to patent 5,966,393 “Hybrid Light-Emitting Sources for Efficient and Cost Effective White Lighting and for Full-Color Applications” from the University of California - Santa Barbara through a restricted stock transaction between Cyberlux Corporation, UTEK and the University, which include capital for the acceleration of the technology commercialization. The technology patent defines the method and practice for creating a white or multi-colored lighting source by combining the photoluminescence of polymers and/or organic films with photon emissions from a solid-state inorganic light source. The principle inventors include Nobel Laureate Dr. Alan Heeger and Dr. Steven DenBaars, Professor of Materials and Co-Director of the Solid-State Lighting Center at the University of California-Santa Barbara, who will advise us on the hybrid organic/inorganic lighting technology commercialization.

Earlier in November 2006, we acquired the worldwide exclusive rights to the pending patents for the Scattered Photon ExtractionTM technology and methods developed at Rensselaer Polytechnic Institute. The SPE technology enables light-emitting sources to operate at a higher luminous efficacy where traditional phosphor, or downconversion materials such as photoluminescence polymers and/or organic films as defined by patent 5,966,393, are placed at locations remote from the photon-emitting solid-state inorganic light source. Specifically, the use of the SPE methods result in a greater than 60 % improvement in light output and efficacy compared to standard commercial white LEDs.

On January 25, 2007, we announced that we had completed development of the next generation of our WatchDog Portable Covert Illumination System for the United States Air Force and shipped the next order to the Air Mobility Battlelab.

The Air Mobility Battlelab explores high-payoff concepts, technologies, and tactics to advance the distinctive capabilities of Rapid Global Mobility and Agile Combat Support. The next generation WatchDog advanced solid-state LED security lighting system was developed by Cyberlux in conjunction with the Air Mobility Battlelab for the United States Air Force. Upon completion of the new system capabilities, the WatchDog system was shipped to Fort Dix Air Force Base for use within the USAF Air Mobility Command.

The second generation WatchDog system provides security lighting for an exterior boundary of 600 x 600 feet with either visible light or covert infrared light that is compatible with night-vision goggles (NVGs), more than double the first generation system. It was designed to protect military assets on the ground, such as an airplane, by creating a 'lightless' zone around the asset while illuminating the surrounding protection boundary. In covert illumination mode, the system increases the visibility of NVGs by almost 6- fold.

The additional order for the second generation WatchDog system, which costs $15,112 on the GSA contract, was placed by the Air Mobility Battlelab for field deployment within various USAF Commands.

As part of the procurement process, the USAF Air Mobility Battlelab conducted a Best Value Determination / Sole Source study that evaluated the WatchDog system against any other available General Services Administration (GSA) contract-approved product and confirmed that the WatchDog system is one- of-a-kind in its capabilities and the only product that meets or exceeds the Battlelab's portable covert illumination system requirements.

We were one of 26 competing companies to submit proposals to develop a lightweight, portable lighting system for both visible lighting and infrared lighting compatible with night vision goggles. Cyberlux was selected during the USAF competitive review process to develop the Portable Covert Illumination System, which weighs less than 50 pounds, including batteries. The system can easily be carried to remote locations and deployed quickly, and with highly efficient LED technology, the system can provide lighting for several days with a single battery charge.

On February 12, 2007, we announced that our unique BrightEye VaC™ System was now fully operational and had been delivered to the United States Air Force (USAF). The USAF Air Mobility Battlelab (AMB) selected Cyberlux and awarded the Company a contract for the covert and visible lighting system. Our products meet the important needs of the United States military defense initiatives of rapid global mobility and agile combat readiness.

On March 21, 2007, we had successfully completed the field testing of the new BrightEye high-performance solid-state LED lighting system conducted by the United States Air Force Air Mobility Battlelab at Fort Huachuca, AZ. The new BrightEye VaC Portable Illumination System is the latest product developed by us to fulfill the recent USAF contract for portable, battery-powered visible and covert lighting systems.

As part of the new product introduction process, the USAF Air Mobility Battlelab conducts rigorous field testing of new products in environments that simulate actual usage. The BrightEye lighting system was tested in both visible and covert lighting modes that demonstrated an advanced security lighting capability for force protection or first responders; operated as an equipment maintenance illumination system; and performed as a ground operations lighting source for a C-130 aircraft. All testing scenarios exceeded Air Mobility Battlelab requirements, including operating surface illumination, system battery-power runtime, deployment set-up times and system weight.

The illumination capacity of the BrightEye was measured during the field test by the research unit of the USAF. The Air Force Research Laboratory determined that two BrightEye systems working in tandem will provide an equivalent level of operational lighting as the currently specified FL-1D floodlights that are used across all Armed Services.

The BrightEye VaC Portable Illumination System is designed as a portable visible and infrared night-vision compatible illumination system for first responders, force protection, aircraft maintenance, expeditionary airbase protection, general mission lighting and other portable, high-intensity lighting applications. Contained in an easily deployed wheeled carrying case and using advanced optics, battery power and advanced solid-state lighting technology, the BrightEye system is capable of eliminating the space-consuming bulk, noise and energy consumption issues associated with the current generator-powered incandescent lighting systems. Moreover, the BrightEye provides both standard white lighting and covert night-vision compatible lighting which is not available in the traditional FL-1D floodlight.

Results of Operations

Three months ended March 31, 2007 compared to the Three months ended March 31, 2006

REVENUES

Revenues for the three months ended March 31, 2007 were $49,462 as compared to $47,200 for the same period last year. Revenue is basically unchanged from the prior year

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2007 were $962,927 as compared to $1,393,820 for the same period ended March 31, 2006. Included in the three months ended March 31, 2007 are $69,713 in expenses for market development and literature. This compares to $38,826 for the three months ended March 31, 2006. Additionally we incurred non cash expenses relating to the issuance of common stock for services ( a non cash payment) $-0-compared to $762,250 for the same period last year. We also begin the amortization of our recently acquired patents with a $131,473 charge to operations as compared to $-0- the prior year.

We reported an unrealized gain for the change in fair value or warrants and debt derivatives of $3,523,832 as compared to $2,323,186. Although the change of $1,200,646 is unrelated to our operating activities, the increase is included in our reported quarterly net income.

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

Liquidity and Capital Resources

As of March 31, 2007, we had a working capital deficit of $2,816,592. This compares to a working capital deficit of $2,571,943 as of December 31, 2006. As a result of our operating losses for the three months ended March 31, 2007, we generated a cash flow deficit of $547,856 from operating activities. Cash flows provided by investing activities was $138,684 for the three months ended March 31, 2007 primarily from the cash received with the acquisition of Hybrid Lighting Technologies, Inc . Cash flows from financing activities provided $39,893 from the borrowing on a long term basis of $66,000, net of repayments of $26,107 for the three months ended March 31, 2007.

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

Our independent certified public accountant has stated in their report included in our December 31, 2006, Form 10-KSB that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

Critical Accounting Policies

In February 2006, the FASB issued SFAS No. 155. “Accounting for certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140,” or SFAS No. 155. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2007, we issued 500,000 shares of common stock for the conversion of 10 shares of Class A preferred stock. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

In January 2007, we issued 26,500,000 shares of common stock and 50,000 shares of Series C convertible preferred stock in connection with the acquisition of Hybrid Lighting Technologies, Inc. The shares were issued pursuant to an exemption under Section 4(2) of the Securities Act of 1933.

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

In addition, pursuant to the April 22, 2005 and October 24, 2005 SPA, we were required to file a registration statement within 45 days of closing and have the registration statement effective within 105 days of closing. On May 20, 2005, we filed a registration statement on Form SB-2 registering shares underlying the convertible notes. On September 16, 2006, we withdrew the registration statement.

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

CYBERLUX CORPORATION

Date: May 21, 2007	By: /s/ DONALD F. EVANS
Donald F. Evans
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: May 21, 2007	By:/s/ DAVID D. DOWNING
David D. Downing
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)