Form 10QSB
period 2007-06-30
CYBERLUX CORP
filed 2007-08-14
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

☐   Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended June 30, 2007

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

Yes ☐ No  ☒

As of August 13 , 2007, the Company had 507,470,274 shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

CYBERLUX CORPORATION

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending June 30, 2007

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash & cash equivalents	$66,964	$395,812
Accounts receivable, net of allowance for doubtful accounts of $40,609 and $23,502, respectively	52,268	177,085
Inventories, net of allowance of $102,660	150,636	197,771
Other current assets	7,219	22,232
Total current assets	277,087	792,900

Property, plant and equipment, net of accumulated depreciation of $153,114 and $141,465, respectively	61,792	58,313

Other assets
Deposits	23,350	23,350
Patents and development costs, net of accumulated amortization of $556,695 and $293,750, respectively	3,418,279	2,294,224
Total other assets	3,441,629	2,317,574

Total Assets	$3,780,508	$3,168,787 3,168,787

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$737,948	$564,875
Accrued liabilities	1,850,022	1,694,220
Short-term notes payable - related parties	362,095	454,162
Short-term notes payable	-	47,399
Short-term convertible notes payable	576,251	604,187
Total current liabilities	3,526,316	3,364,843

Long-term liabilities:
Notes payable	1,638,092	1,580,621
Derivative liability relating to convertible debentures	19,788,241	8,201,086
Warrant liability relating to convertible debentures	747,779	2,954,080
Total long-term liabilities	22,174,112	12,735,787

Total liabilities	25,700,428	16,100,630

Commitments and Contingencies

Series A convertible preferred stock, $0.001 par value; 200 shares designated, 28.9806 and 38.9806 issued and outstanding as of June 30, 2007 and 2006, respectively	144,900	194,900

DEFICIENCY IN STOCKHOLDERS' EQUITY
Class B convertible preferred stock, $0.001 par value, 3,650,000 shares designated; 3,650,000 and 800,000 shares issued and outstanding for June 30, 2007 and December 31, 2006, respectively	3,650	800
Class C convertible preferred stock, $0.001 par value, 700,000 shares designated; 150,000 and 100,000 shares issued and outstanding for March 31, 2007 and December 31, 2006, respectively	150	100
Common stock, $0.001 par value, 700,000,000 shares authorized; 405,572,899 and 128,279,157 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	405,573	128,279
Subscription received	-	25,000
Additional paid-in capital	15,193,605	12,186,420
Accumulated deficit	(37,667,798)	(25,467,342)
Deficiency in stockholders' equity	(22,064,820)	(13,126,743)

Total liabilities and (deficiency) in stockholders' equity	$3,780,508	$3,168,787

The accompanying notes are an integral part of these financial statements

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
REVENUE:	$173,893	$83,026	$223,355	$130,226
Cost of goods sold	(134,356)	(20,980)	(174,676)	(74,667)
Gross margin (loss)	39,537	62,046	48,679	55,559

OPERATING EXPENSES:
Depreciation	5,715	5,842	11,649	13,107
Research and development	9,772	75,537	79,485	114,363
General and administrative expenses	1,348,501	1,018,995	2,235,781	2,366,724
Total operating expenses	1,363,987	1,100,374	2,326,914	2,494,194

NET LOSS FROM OPERATIONS	(1,324,450)	(1,038,328)	(2,278,235)	(2,438,635)

Other income/(expense)	381,652	-	381,652	-
Debt forgiveness	-	36,799	-	36,799
Unrealized gain (loss) relating to adjustment of derivative and warrant liability to fair value of underlying securities	(12,586,339)	836,071	(9,062,507)	3,159,257
Interest expense, net	(670,198)	(740,456)	(1,197,998)	(1,478,586)
Debt acquisition costs	(54,790)	(2,992)	(43,370)	(9,479)

Net loss before provision for income taxes	(14,254,123)	(908,906)	(12,200,456)	(730,644)

Income taxes (benefit)	-	-	-	-

LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(14,254,123)	$(908,906)	$(12,200,456)	$(730,644)

Weighted average number of common shares outstanding-basic and assuming fully diluted	294,593,637	88,460,138	242,095,994	84,395,457

Loss per share-basic and assuming fully diluted	$(0.05)	$(0.01)	$(0.05)	$(0.01)

Preferred dividend	$24,000	$24,000	$48,000	$48,000

The accompanying notes are an integral part of these financial statements

CYBERLUX, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) available to common stockholders	$(12,200,456)	$(730,644)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation	11,649	13,107
Amortization	262,945	-
Common stock issued in connection with services rendered	27,500	1,169,289
Common stock issued in settlement of debt	-	31,655
Preferred stock issued as compensation	370,500	-
Accretion of convertible notes payable	924,892	770,605
Gain on repurchase and cancellation of warrants	(381,652)	-
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	9,062,507	(3,159,257)
Impairment loss on patent	-	-
(Increase) decrease in:
Accounts receivable	124,817	(7,542)
Inventories	47,135	157,497
Prepaid expenses and other assets	15,013	43,962
Deposits	-	-
Increase (decrease) in:
Accounts payable	173,073	(176,516)
Accrued liabilities	159,758	680,745
Net cash (used in) operating activities	(1,402,320)	(1,207,099)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with acquisition of Hybrid Lighting Technologies, Inc	150,000	-
Payments towards patent rights	-	-
Acquisition of fixed assets	(15,128)	(9,078)
Net cash provided by (used in) investing activities:	134,872	(9,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debentures	850,000	460,000
Proceeds from exercise of warrants	127,499	-
Net proceeds (payments) from borrowing on long term basis	(47,399)	414,402
Net proceeds (payments) to notes payable, related parties	8,500	38,000
Net cash provided by (used in) financing activities:	938,600	912,402

Net increase (decrease) in cash and cash equivalents	(328,848)	(303,775)
Cash and cash equivalents at beginning of period	395,812	475,656
Cash and cash equivalents at end of period	$66,964	$171,881

Supplemental disclosures:
Interest Paid	$-	$2,770
Income Taxes Paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) loss in adjustment of derivative and warrant liability to fair value of underlying securities	9,062,507	(3,159,257)
Common stock issued for services rendered	27,500	1,169,289
Common stock issued in settlement of debt	-	31,655
Preferred stock issued as compensation	370,500	-

The accompanying notes are an integral part of these financial statements

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed financial statements should be read in conjunction with the December 31, 2006 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Until December 31, 2004, the Company was a development state enterprise as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises ("SFAS No.7"). The Company develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of June 30, 2007, the Company has accumulated losses of $37,667,798.

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
JUNE 30, 2007
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

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At June 30, 2007 and December 31, 2006, allowance for doubtful receivable was $40,609 and $23,502, respectively.

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

As more fully described in the financial statements included in Form 10-KSB for the year ended December 31, 2006, the Company granted stock options over the years to employees of the Company under a non-qualified employee stock option plan. As of June 30, 2007, 52,432,307 stock options were outstanding and exercisable.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES ( continued)

Net Income (loss) Per Common Share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three and six months ended June 30, 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Patents

The Company acquired in December 2006, for $2,270,000, and January 2007, for $1,387,000, patents in conjunction with the acquisitions of SPE Technologies, Inc and Hybrid Lighting Technologies, Inc, respectively. The patents have an estimated useful life of 7 years. Accordingly, the Company recorded an amortization charge to current period earnings of $262,945 and $-0 for the six months ended June 30, 2007 and 2006, respectively and $131,472 and $-0- for the three months ended June 30, 2007 and 2006, respectively. Patents are comprised of the following:

Description	Cost	Accumulated amortization and impairments	Net carrying value at June 30, 2007
Development costs	$293,750	$293,750	$-0-
Patents	2,294,224	163,873	2,130,351
Patents	1,387,000	99,072	1,287,928
Total	$3,974,974	$556,695	$3,418,279

Recent pronouncements

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“FAS”) No. 5, Accounting for Contingencies , which provides that loss contingencies should be recognized as liabilities if they are probable and reasonably estimable. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of operations in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for our consolidated financial statements issued for the year beginning January 1, 2007, and interim periods within that year.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable at June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
10% convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.50 per share. The Company is in violation of the loan covenants	$2,500	$2,500

10% convertible debenture, due two years from the date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.72 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)
	-0-	601,687

10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)
	833,477	799,817

10% convertible debenture, due October 2008 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.6 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)
	448,584	316,347

8% convertible debenture, due December 2008 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights (see below)
	350,959	235,251

8% convertible debenture, due March 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% (See note L)of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)
	$210,046	$127,397

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (continued)

	June 30, 2007	December 31, 2006
6% convertible debenture, due July 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	153,881	71,233

6% convertible debenture, due September 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	70,831	24,548

6% convertible debenture, due December 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	105,206	6,028

8% convertible debenture, due April 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	26,667	-0-

8% convertible debenture, due May 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	8,219	-0-

8% convertible debenture, due June 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$3,973	$-0-

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (continued)

	June 30, 2007	December 31, 2006
8% convertible debenture, due June 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)
	-0-	-0-
	2,214,343	2,184,808
Less: current maturities	(576,251)	(604,187)
Notes payable and convertible debentures-long term portion	$1,638,092	$1,580,621

The Company entered into a Securities Purchase Agreement with four accredited investors on September 23, 2004 for the issuance of an aggregate of $1,500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 2,250,000 shares of the Company’s common stock. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.72 or b) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. Effective April 18, 2007; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% of the average the day lowest intraday trading prices to a 25% rate.

As of June 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for net proceeds of $1,186,281. The proceeds that the Company received were net of prepaid interest of $50,000 and related fees and costs of $263,719.

The Company entered into a Securities Purchase Agreement with four accredited investors on April 23, 2005 for the issuance of an aggregate of $1,500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 25,000,000 shares of the Company’s common stock. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.03 or b) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. Effective April 18, 2007; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% of the average the day lowest intraday trading prices to a 25% rate.

As of June 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for total proceeds of $1,352,067. The proceeds that the Company received were net of prepaid interest of $72,933 representing the first eight month’s interest and related fees and costs of $75,000.

The Company entered into a Securities Purchase Agreement with four accredited investors on October 24, 2005 for the issuance of $800,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 800,000 shares of the Company’s common stock. The Convertible Note accrues interest at 10% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.06 or b) 50% (see note L)of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. Effective April 18, 2007; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 50% of the average the day lowest intraday trading prices to a 25% rate.

As of June 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $800,000 in exchange for total proceeds of $775,000. The proceeds that the Company received were net of related fees and costs of $25,000.

The Company entered into a Securities Purchase Agreement with four accredited investors on December 28, 2005 for the issuance of $700,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 700,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 35% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. Effective April 18, 2007; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 35% of the average the day lowest intraday trading prices to a 25% rate.

As of June 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $700,000 in exchange for total proceeds of $675,000. The proceeds that the Company received were net of related fees and costs of $25,000.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with four accredited investors on March 31, 2006 for the issuance of $500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 19,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 55% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. Effective April 18, 2007; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 55% of the average the day lowest intraday trading prices to a 25% rate.

As of June 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $460,000. The proceeds that the Company received were net of related fees and costs of $40,000.

The Company entered into a Securities Purchase Agreement with four accredited investors on July 28, 2006 for the issuance of $500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 15,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 6% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. Effective April 18, 2007; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 40% of the average the day lowest intraday trading prices to a 25% rate.

As of June 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $490,000. The proceeds that the Company received were net of related fees and costs of $10,000.

The Company entered into a Securities Purchase Agreement with four accredited investors on September 26, 2006 for the issuance of $280,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 6% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. Effective April 18, 2007; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 40% of the average the day lowest intraday trading prices to a 25% rate.

As of June 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $280,000 in exchange for total proceeds of $259,858. The proceeds that the Company received were net of related fees and costs of $20,142.

The Company entered into a Securities Purchase Agreement with four accredited investors on December 20, 2006 for the issuance of $600,0000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 20,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 6% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 40% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. Effective April 18, 2007; the terms of the notes were changed for the remaining outstanding debt to a conversion rate from 40% of the average the day lowest intraday trading prices to a 25% rate.

As of June 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $600,000 in exchange for total proceeds of $590,000. The proceeds that the Company received were net of related fees and costs of $10,000.

The Company entered into a Securities Purchase Agreement with four accredited investors on April 18, 2007 for the issuance of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of June 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $400,000 in exchange for total proceeds of $360,000. The proceeds that the Company received were net of related fees and costs of $40,000.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with four accredited investors on May 1, 2007 for the issuance of $150,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of June 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

The Company entered into a Securities Purchase Agreement with four accredited investors on June 6, 2007 for the issuance of $150,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of June 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

The Company entered into a Securities Purchase Agreement with four accredited investors on June 20, 2007 for the issuance of $150,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of June 20, 2007, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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
•
Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at June 30, 2007 and December 31, 2006, respectively.

•
The expense relating to the increase in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as an other comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company’s balance sheet.

•	Accreted principal of $2,211,843 and $2,182,308 as of June 30, 2007 and December 31, 2006, respectively.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (continued)

The following table summarizes the various components of the convertible debentures as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Convertible debentures	$2,214,343	$2,184,808
Warrant liability	351,712	2,759,307
Derivative liability	19,788,241	8,201,086
	22,354,296	13,145,201
Cumulative adjustment of derivative and warrant liability to fair value	(12,909,954)	(4,580,393)
Cumulative unrealized loss relating to conversion of convertible notes to common shares charged to interest expense	(1,793,669)	(898,313)
Cumulative accretion of principal related to convertible debentures	(2,211,843)	(2,182,308)
	$5,438,830	$5,484,187

NOTE C-WARRANT LIABILITY

Total warrant liability as of June 30, 2007 and December 31, 2006 are comprised of the following:

	June 30, 2007	December 31, 2006
Fair value of warrants relating to convertible debentures	$351,712	$2,759,305
Fair value of other outstanding warrants	396,067	194,775
Total	$747,779	$2,954,080

NOTE D - NOTE PAYABLE

Note payable is comprised of the following:

	June 30, 2007	December 31, 2006
Note payable, 24% interest per annum; due 90 days, secured by specific accounts receivables	$-0-	$47,399

NOTE E - NOTES AND CONVERTIBLE NOTES PAYABLE-RELATED PARTY

Notes payable-related party is comprised of the following:

	June 30, 2007	December 31, 2006
Notes payable, 12% per annum; due on demand; unsecured	$112,745	$102,245

Notes payable, 10% per annum, due on demand; unsecured	249,350	251,350

Notes payable, 10% per annum, due on demand, convertible into the Company’s common stock after March 2007 at a conversion rate of $0.02 per share, unsecured	-0-	100,567
	362,095	454,162
Less: current maturities:	(362,095)	(454,162)
Long term portion:	$-	$-

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

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

In the three months ended June 30, 2007, 2 of the Series A Preferred shareholders exercised the conversion right and exchanged 10 shares of Series A Preferred for 500,000 shares of the Company’s common stock.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
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

The Company recorded an Unrealized Gain (Loss) on the change in fair value of these detachable warrants of $-0- and $748,537 for the six months June 30, 2007 and 2006, respectively.

Series B - Convertible Preferred stock

On February 19, 2004, the Company filed a Certificate of Designation creating a Series B Convertible Preferred Stock classification for 800,000 shares. On June 18, 2007 the Company filed an amended Certificate of Designation increasing the number of shares from 800,000 to 3,650,000.

In January, 2004, the Company issued 800,000 shares of its Series B Preferred in lieu of certain accrued management service fees payable and notes payable including interest payable thereon totaling $800,000 to officers of the company.

In April 2007, the Company issued 2,850,000 shares of its Series B Preferred in lieu of certain accrued management service fees payable thereon totaling $370,500 to officers of the company.

The shares of the Series B Preferred are non voting and convertible, at the option of the holder, into common shares at $0.10 per share per share. The shares issued were valued at $1.00 per share, which represented the fair value of the common stock the shares are convertible into. In connection with the transaction, the Company recorded a beneficial conversion discount of $800,000 - preferred dividend relating to the issuance of the convertible preferred stock. None of the Series B Preferred shareholders have exercised their conversion right and there are 3,650,000 shares of Series B Preferred shares issued and outstanding at June 30, 2007.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
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

Common stock

The Company has authorized 700,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2007 and December 31, 2006 the Company has 405,572,899 and 128,279,157 shares issued and outstanding, respectively.

During the six months ended June 30, 2007, holders converted 10 shares of preferred stock - Class A into 500,000 shares of common stock. Each share of preferred stock is convertible into 50,000 shares of common stock.

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

In April 2007, the Company issued 33,357,000 shares of its common stock on conversion of $154,554 of convertible debentures

In April 2007, the Company issued 2,500,000 shares of its common stock in exchange for services rendered. The Company valued the shares issued at $27,500, which approximated the fair value of the shares issued during the periods the services were rendered.

In April 2007, the Company issued 5,226,182 shares of its common stock on conversion of $104,524 of related party convertible debentures and related interest.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE F -STOCKHOLDER'S EQUITY (continued)

Common stock (continued)

In May 2007, the Company issued 48,579,100 shares of its common stock on conversion of $106,345 of convertible debentures

In June 2007, the Company issued 60,418,910 shares of its common stock on conversion of $86,128 of convertible debentures

NOTE G -STOCK OPTIONS AND WARRANTS

Class A Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2007:

		Warrants Outstanding
		Weighted Average				Warrants Exercisable
		Remaining	Weighted			Weighted
	Number	Contractual	Average		Number	Average
Exercise Price	Outstanding	Life (years)	Exercise price		Exercisable	Exercise Price
0.02	40,000,000	4.19	0.02		40,000,000	0.02
0.03	25,000,000	2.88	0.03		25,000,000	0.03
0.10	991,500	1.93	0.10		991,500	0.10
0.20	1,845,000	0.25	0.20		1,845,000	0.20
0.25	58,500	1.51	0.25		58,500	0.25
0.50	50,000	1.28	0.50		50,000	0.50
1.05	200,000	0.83	1.05		200,000	1.05
0.00335 (a)	67,783,050	4.90	0.00335 (a	)	67,783,050	0.00335 (a	)

(a) See terms of warrants issued below

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	48,431,128	$0.42
Granted	68,750,000	0.07
Exercised	(100,000)	(0.25)
Canceled or expired	(17,186,128)	(0.64)
Outstanding at December 31, 2006	99,895,000	0.09
Granted	140,000,000	-
Exercised	(32,216,950)	(0.04)
Canceled or expired	(71,750,000)	(0.07)
Outstanding at June 30, 2007	135,928,050	0.018

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

For the six months ended June 30, 2007, following warrants were issued in connection with services rendered:

Number of warrants	purchase price per share:	Term (years)
1,000,000	$0.10	2.75

Warrants granted during the six months ended June 30, 2007 totaling 40,000,000 were issued in connection with debt financing. The warrants are exercisable until five years after the date of issuance at a purchase price of $0.02 per share.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE G -STOCK OPTIONS AND WARRANTS (continued)

In the six months ended June 30, 2007, the Company sold 100,000,000 five year warrants with an exercise price of 50% of the average closing price of the twenty trading days prior to warrant execution. The transaction, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host conversion feature, the Company is required to record a liability relating to warrants and as such has recorded the fair value of the embedded conversion feature, using the Black-Scholes option pricing method, as a liability for the current period.

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at June 30, 2007:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$ 0.2125	2,000,000	6.46	$0.2125	2,000,000	$0.2125
0.2125	2,000,000	6.87	0.2125	2,000,000	0.2125
0.022	20,500,000	9.37	0.022	20,500,000	0.022
0.0295	4,000,000	7.85	0.0295	4,000,000	0.0295
0.04	14,430,000	9.07	0.04	14,430,000	0.04
0.10	9,502,307	6.76	0.10	9,502,307	0.10

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2005	34,000,000	$0.076
Granted	34,930,000	0.029
Exercised	(16,497,693)	0.037
Canceled or expired	-	-
Outstanding at December 31, 2006	52,432,307	0.0562
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2007	52,432,307	$0.0562

NOTE H -RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 10% to 12% per annum. As of June 30, 2007and December 31, 2006 , the balance due to the officers was $362,095 and $454,162, respectively.

NOTE I -COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

NOTE I -COMMITMENTS AND CONTINGENCIES (continued)

Operating Lease Commitments

The Company leases office space in Durham, NC on a five year lease expiring April, 2008 for an annualized rent payment of $43,127. Additionally the Company leases warehouse space on a month to month basis for $550 per month. At March 31, 2007, schedule of the future minimum lease payments is as follows:

2007	$43,127
2008	14,376
2009	-
2010	-

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of June 30, 2007.

NOTE J - BUSINESS CONCENTRATION

Sales to 3 major customers approximated $167,223 or 96% and sales to 2 major customers approximated $20,746 or 25% of total sales for the six months ended June 30, 2007 and 2006, respectively.

Purchases from the Company's 3 major suppliers accounted for 37% and 100% of total purchases for the six months ended June 30m 2007 and 2006, respectively.

NOTE K- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of June 30, 2007, the Company incurred accumulated losses of $37,667,798. The Company’s current liabilities exceeded its current assets by $3,249,229 as of June 30, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE L - SUBSEQUENT EVENTS

The Company entered into a Securities Purchase Agreement with four accredited investors on July 18, 2007 for the issuance of $150,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.02 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

On July, 26, 2007 the Company entered into an agreement with the noteholders of our convertible debentures whereby all deficiencies and defaults related to the notes wre cured in exchange for Warrants to purchase 10,000,000 common shares for $.01 per share. The Warrants are valid for a 7-year term.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
JUNE 30, 2007
(Unaudited)

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

We are developing and marketing new product applications of solid-state diodal illumination (TM) that demonstrate added value over traditional lighting systems. Using proprietary technology, we are creating a family of products including portable illumination systems for military and Homeland Security, retail products, commercial task and accent lighting, emergency and security lighting. We believe our solid-state lighting technology offers extended light life, greater energy efficiency and greater overall cost effectiveness than other existing forms of illumination. Our business model is to address the large lighting industry market segments with solid-state lighting products and technologies, including our proprietary hybrid technology, that includes military and Homeland Security applications, direct and indirect task and accent lighting applications, indoor/outdoor downlighting applications, commercial and residential lighting applications..

For the military and Homeland Security portable illumination system products, our target markets include all branches of the military and all government orgainzations providing homeland security services, such as border control and airport security. For our retail products, our target customers include the home improvement and consumer goods retailers. In the commercial markets, our task and accent lighting products and emergency and security lighting products address the lighting needs in restaurants, hotels, hospitals, nursing homes, airports, shopping centers and multiple family complexes; long-term evacuation solutions for theaters, office and public buildings; reduced maintenance cost solutions for property managers as applied to walkway, corridor or landscape lighting

On April 25, 2007, we received orders for two BrightEye Visible and Covert Portable Illumination Systems from the National Guard Bureau. The BrightEye VaC Portable Illumination System is the latest product we developed to address the growing need for portable, battery-powered visible and covert lighting systems within most sectors of the United States Armed Forces.

The National Guard will initially use the two BrightEye systems in field exercises for Night Vision operations and Night Vision Goggle (NVG) training. Beyond these field exercises, the National Guard requires rapidly deployable portable covert and visible lighting systems for disaster response preparedness, border patrol support, homeland defense operations, and global military deployments. The National Guard provides each State with units trained and equipped to protect life and property, and provides the Nation with units trained, equipped and ready to defend the United States and its interests around the world.

On April 30, 2007, we received additional orders from our existing major home improvement retail customer in preparation for the 2007 hurricane season. With initial hurricane season orders in excess of $100,000, the retail customer will expand availability of the EverOn multi-purpose portable lighting product to stores that serve the hurricane belt states.

EverOn is a portable battery powered lighting device that provides from 30 to 500 hours of light from one battery set, including 500 hours of a low, nightlight level light; 60 hours of a medium, room-filling light; and 30 hours of intensely bright white light.

Beginning on June 1, the six-month 2007 hurricane season began. The National Oceanic and Atmospheric Administration has predicted 13 to 17 named storms, of which seven to 10 will strengthen into hurricanes with winds of at least 74 miles per hour. Three to five of those are expected to become more destructive 'intense' hurricanes of Class 3 or higher.

The EverOn features the latest solid-state lighting technology using four AA batteries and is 75 percent more energy efficient than conventional incandescent flashlights. During a blackout, the EverOn provides more light for many more hours and is much safer than a candle. Designed originally to provide homeowners with portable, long-lasting, emergency lighting during the hurricane season, the EverOn is a sturdy, virtually indestructible lighting product that provides over 60 hours of comfortable room-filling light on the medium setting and over 30 hours of bright white light on the highest setting, all in a 7-inch by 3.5-inch by 2.4-inch package.

On May 21, 2007, we received a new order for the BrightEye Visible and Covert Portable Illumination System from the New York State National Guard. The BrightEye VaC Portable Illumination System is the latest portable, battery-powered visible and covert lighting system we developed to address the needs across the United States Armed Forces. The light weight BrightEye System can be rapidly deployed and operational by one service person as a 'stadium-type' illumination source in under five minutes of set-up time.

The New York State National Guard is the first of the 50 state-level Guard units to purchase a BrightEye system. Last month, the National Guard Bureau, the federal-level Guard organization, purchased two BrightEye systems for field trials. Across all states, the National Guard require rapidly deployable portable covert and visible lighting systems for disaster response, border patrol support, homeland defense operations, and global military deployments. The New York Unit will utilize the BrightEye system for Night Vision and Night Vision Goggle (NVG) operations during their upcoming deployment to Iraq.

The BrightEye VaC Portable Illumination System is designed as a portable visible and night-vision compatible illumination system for general mission lighting, force protection, maintenance lighting, expeditionary base protection, disaster first responders, and other rapidly deployable high- intensity lighting applications. Using advanced optics, advanced solid-state lighting technology, and light-weight battery power, all contained in an easily transportable wheeled case, the BrightEye system is capable of eliminating the space-consuming bulk, noise and energy consumption of the current generator-powered incandescent lighting systems. Unique to the marketplace, the BrightEye provides both visible white lighting and night- vision compatible covert lighting, capability not available in traditional lighting systems.

The BrightEye System is available through the General Services Administration (GSA) Federal Supply Schedule 56 for Specialty Lighting products under Cyberlux GSA Contract GS-07F-9409S and orderable part number 2CP0170.

On May 23, 2007, we announced that had produced the first prototype of our Hybrid Lighting Technology (HTL) and demonstrated the initial capabilities in a laboratory environment. The prototype lighting device combined the Scattered Photon Extraction(TM) (SPE) technology acquired from Rensselaer Polytechnic Institute with the hybrid organic/inorganic white and multi-color lighting technology acquired from the University of California-Santa Barbara to achieve our 'Proof of Principle' milestone. This one-of-a-kind lighting technology is exclusively licensed and proprietarily owned by us. As the HTL technology progresses through the next series of commercialization milestones, we will publish results that are anticipated to exceed existing lighting fixture efficiencies. We will commercialize the resulting proprietary lighting technology as 'Hybrid White Light' (HWL) and 'Hybrid Multi-color Light' (HML).

On June 26, 2007, we completed the valuation process of our Hybrid White Light (HWL) and our Hybrid Color Light (HCL) by an independent third party. The value in our 'proof of concept' or pre-commercialization state was estimated at $5.0 million. This is in addition to the valuation of our EverOn product at $4.8 million in the second quarter 2006.

On June 27, 2007, we announced that we had received a new order for the BrightEye Visible and Covert Portable Illumination System from the Louisiana National Guard. The Louisiana State National Guard is the second state-level Guard unit to purchase a BrightEye system. The Louisiana Unit will utilize the BrightEye system for disaster response during the current hurricane season and for Night Vision Goggle (NVG) operations during upcoming deployments.

Results of Operations

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

REVENUES

Revenues for the six months ended June 30, 2007 were $223,355 as compared to $130,226 for the same period last year. The increase in revenue was attributed to sales of our EverOn product to The Home Depot in the amount of $105,300.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2007 were $2,326,914 as compared to $2,494,194 for the same period ended June 30, 2006. Included in the six months ended June 30, 2007 were $79,485 in expenses for research & development. This compares to $114,362 for the six months ended June 30, 2006. We also began the amortization of our recently acquired patents with a $262,945 charge to operations for the six months ended June 30, 2007 as compared to $-0- for the prior year.

We reported an unrealized loss for the change in fair value or warrants and debt derivatives of $(9,062,507) as compared to a gain of $3,159,257 for the same period last year. Although the change of $(12,221,764) is unrelated to our operating activities, the decrease in included in our reported net loss.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

REVENUES

Revenues for the three months ended June 30, 2007 were $173,893 as compared to $83,026 for the same period last year. The increase in revenue was attributed to sales of our EverOn product to The Home Depot in the amount of $105,300.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2007 were $1,363,987 as compared to $1,100,374 for the same period ended June 30, 2006. Included in the three months ended June 30, 2007 were $131,472 due to the amortization of our recently acquired patents as compared to $-0- same period in 2006.

We reported an unrealized loss for the change in fair value or warrants and debt derivatives of $(12,586,339) as compared to a gain of $836,071 for the same period last year. Although the change of $(13,422,410) is unrelated to our operating activities, the decrease in included in our reported net loss.

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

Liquidity and Capital Resources

As of June 30, 2007, we had a working capital deficit of $3,249,229. This compares to a working capital deficit of $2,571,943 as of December 31, 2006. Accrued interest on notes payable was $1,494,579 compared to accrued interest of $1,274,371 as December 31, 2006. Accounts payable as of June 30, 2007 were $737,950 and compares to $564,875 as compared to December 31, 2006. As a result of our operating losses for the six months ended June 30, 2007, we generated a cash flow deficit of $1,402,320 from operating activities. Cash flows provided by investing activities was $134,872 for the six months ended June 30, 2007 primarily from the cash received with the acquisition of Hybrid Lighting Technologies, Inc . Cash flows from financing activities provided $938,600 from the borrowing on a long term basis of $977,499, net of repayments of $47,399 for the six months ended June 30, 2007.

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

Our independent certified public accountant has stated in their report included in our December 31, 2007, Form 10-KSB that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

May 2007 Stock Purchase Agreement

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on May 1, 2007, for the sale of (i) $150,000 in secured convertible notes, and (ii) warrants to purchase 10,000,000 shares of our common stock. The investors purchased all of the secured convertible notes on May 1, 2007.

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

June 6, 2007 Stock Purchase Agreement

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on June 6, 2007, for the sale of (i) $150,000 in secured convertible notes, and (ii) warrants to purchase 10,000,000 shares of our common stock. The investors purchased all of the secured convertible notes on June 6, 2007.

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

June 20, 2007 Stock Purchase Agreement

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on June 20, 2007, for the sale of (i) $150,000 in secured convertible notes, and (ii) warrants to purchase 10,000,000 shares of our common stock. The investors purchased all of the secured convertible notes on June 20, 2007.

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

Product Research and Development

We anticipate incurring approximately $500,000 in research and development expenditures in connection with the development of our military and Homeland Security, portable illumination,system, lighting and our hybrid lighting technnology that is based on the recently acquired patent rights from Renssealer Polytechnic Institute and at the University of California Santa Barbara.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

On April 16, 2007, Casey Tool and Machine Co. filed a complaint against us in the Circuit Court for the Fourth Judical District, Shelbyville, Illinois, alleging breach of contract for failure to pay $14,222 on an account payable. We intend to resolve this matter in a judious manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2007, we issued 2,500,000 shares to Donald F. Evans, our CEO, in consideration for loans issued. The shares were issued pursuant to an exemption under Section 4(2) of the Securities act of 1933.

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on May 1, 2007, for the sale of (i) $150,000 in secured convertible notes, and (ii) warrants to purchase 10,000,000 shares of our common stock. The investors purchased all of the secured convertible notes on May`1, 2007.

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

Item 3. Defaults Upon Senior Securities.

On July 26, 2007 we entered into an agreement with the noteholders of our convertible debentures whereby all deficiencies and defaults related to the notes were cured in exchange for Warrants to purchase 10,000,000 common shares for $.01 per share. The Warrants are valid for a 7-year term.

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

CYBERLUX CORPORATION

Date: August 14, 2007	By:	/s/ DONALD F. EVANS
Donald F. Evans Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: August 14, 2007	By:	/s/ DAVID D. DOWNING
David D. Downing Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)