Form 10QSB
period 2007-09-30
CYBERLUX CORP
filed 2007-11-14
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB
(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended September 30, 2007

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
Yes ☐ No ☒

As of November 13, 2007, the Company had 552,142,881shares of its par value $0.001 common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

CYBERLUX CORPORATION

Quarterly Report on Form 10-QSB for the
Quarterly Period Ending September 30, 2007

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets:
	September 30, 2007 (Unaudited) and December 31, 2006 (Audited)	3

	Condensed Consolidated Statements of Losses:
	Six months Ended September 30, 2007 and 2006 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows:
	Six months Ended September 30, 2007 and 2006 (Unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Information:
	September 30, 2007	6-21

Item 2.	Management Discussion and Analysis	22

Item 3.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

Signatures		32

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash & cash equivalents	$1,630	$395,812
Accounts receivable, net of allowance for doubtful accounts of $13,139 and $23,502, respectively	91,813	177,085
Inventories, net of allowance of $102,660	109,378	197,771
Other current assets	9,689	22,232
Total current assets	212,510	792,900

Property, plant and equipment, net of accumulated depreciation of $158,447 and $141,465, respectively	52,646	58,313

Other assets
Deposits	23,350	23,350
Patents and development costs, net of accumulated amortization of $688,167 and $293,750, respectively	3,286,807	2,294,224
Total other assets	3,310,157	2,317,574

Total Assets	$3,575,313	$3,168,787

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$68,348	$-
Accounts payable	657,804	564,875
Accrued liabilities	2,033,956	1,694,220
Short-term notes payable - related parties	435,064	454,162
Short-term notes payable	67,689	47,399
Short-term convertible notes payable	840,684	604,187
Total current liabilities	4,103,545	3,364,843

Long-term liabilities:
Notes payable	1,744,585	1,580,621
Derivative liability relating to convertible debentures	72,522,384	8,201,086
Warrant liability relating to convertible debentures	4,328,629	2,954,080
Total long-term liabilities	78,595,598	12,735,787

Total liabilities	82,699,143	16,100,630

Commitments and Contingencies

Series A convertible preferred stock, $0.001 par value; 200 shares designated, 28.9806 and 38.9806 issued and outstanding as of September 30, 2007 and 2006, respectively	144,900	194,900

DEFICIENCY IN STOCKHOLDERS' EQUITY
Class B convertible preferred stock, $0.001 par value, 3,650,000 shares designated; 3,650,000 and 800,000 shares issued and outstanding for September 30, 2007 and December 31, 2006, respectively	3,650	800
Class C convertible preferred stock, $0.001 par value, 700,000 shares designated; 150,000 and 100,000 shares issued and outstanding for September 30, 2007 and December 31, 2006, respectively	150	100
Common stock, $0.001 par value, 700,000,000 shares authorized; 552,142,881and 128,279,157 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	552,143	128,279
Subscription received	-	25,000
Additional paid-in capital	15,281,108	12,186,420
Accumulated deficit	(95,105,781)	(25,467,342)
Deficiency in stockholders' equity	(79,268,731)	(13,126,743)

Total liabilities and (deficiency) in stockholders' equity	$3,575,313	$3,168,787

The accompanying notes are an integral part of these financial statements

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
REVENUE:	$298,459	$222,855	$521,814	$353,081
Cost of goods sold	(227,932)	(178,483)	(402,608)	(253,150)
Gross margin (loss)	70,528	44,372	119,207	99,931

OPERATING EXPENSES:
Depreciation	5,332	5,024	16,981	18,131
Research and development	42,466	45,760	121,951	160,123
General and administrative expenses	629,606	1,250,174	2,865,387	3,616,899
Total operating expenses	677,404	1,300,958	3,004,319	3,795,153

NET LOSS FROM OPERATIONS	(606,877)	(1,256,586)	(2,885,113)	(3,695,222)

Other income/(expense)	-	-	381,652	-
Debt forgiveness	-	-	-	36,799
Unrealized gain (loss) relating to adjustment of derivative and warrant liability to fair value of underlying securities	(56,164,992)	(2,723,742)	(65,227,499)	435,515
Interest expense, net	(631,731)	(569,035)	(1,829,729)	(2,047,621)
Debt acquisition costs	(34,381)	(17,072)	(77,751)	(26,551)

Net loss before provision for income taxes	(57,437,981)	(4,566,435)	(69,638,440)	(5,297,080)

Income taxes (benefit)	-	-	-	-

LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(57,437,981)	$(4,566,435)	$(69,638,440)	$(5,297,080)

Weighted average number of common shares outstanding-basic and assuming fully diluted	494,297,678	97,176,885	327,087,037	88,702,751

Loss per share-basic and assuming fully diluted	$(0.12)	$(0.05)	$(0.21)	$(0.06)

Preferred dividend	$24,000	$24,000	$96,000	$96,000

The accompanying notes are an integral part of these financial statements

CYBERLUX, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) available to common stockholders	$(69,638,440)	$(5,297,080)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation	16,981	18,131
Amortization	394,417	-
Fair value of options issued to officers and employees	-	721,500
Common stock issued in connection with services rendered	118,110	1,201,889
Common stock issued in settlement of debt	-	31,655
Preferred stock issued as compensation	370,500	-
Accretion of convertible notes payable	1,408,058	1,208,694
Gain on repurchase and cancellation of warrants	(381,652)	-
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	65,227,499	(435,515)
Impairment loss on patent	-	-
(Increase) decrease in:
Accounts receivable	85,272	(165,579)
Inventories	88,393	103,003
Prepaid expenses and other assets	12,543	55,079
Deposits	-	-
Increase (decrease) in:
Cash overdraft	68,348	-
Accounts payable	92,929	(266,740)
Accrued liabilities	343,689	810,456
Net cash (used in) operating activities	(1,793,351)	(2,014,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with acquisition of Hybrid Lighting Technologies, Inc	150,000	-
Payments towards patent rights	-	-
Acquisition of fixed assets	(11,314)	(13,446)
Net cash provided by (used in) investing activities:	138,686	(13,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debentures	1,000,000	1,240,000
Proceeds from exercise of warrants	158,723	-
Net proceeds (payments) from borrowing on long term basis	20,290	399,403
Net proceeds (payments) to notes payable, related parties	81,470	(12,000)
Net cash provided by (used in) financing activities:	1,260,483	1,627,403

Net increase (decrease) in cash and cash equivalents	(394,182)	(400,550)
Cash and cash equivalents at beginning of period	395,812	475,656
Cash and cash equivalents at end of period	$1,630	$75,106

Supplemental disclosures:
Interest Paid	$-	$39,349
Income Taxes Paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) loss in adjustment of derivative and warrant liability to fair value of underlying securities	65,227,499	(435,515)
Fair value of options issued to officers and employees	-	721,500
Common stock issued for services rendered	118,110	1,201,889
Common stock issued in settlement of debt	-	31,655
Preferred stock issued as compensation	370,500	-

The accompanying notes are an integral part of these financial statements

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007. The unaudited condensed financial statements should be read in conjunction with the December 31, 2006 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2006.

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Until December 31, 2004, the Company was a development state enterprise as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises ("SFAS No.7"). The Company develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of September 30, 2007, the Company has accumulated losses of $95,105,781.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Revenue Recognition

Revenues are recognized in the period that products are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At September 30, 2007 and December 31, 2006, the Company did not have any deferred revenue.

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

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At September 30, 2007 and December 31, 2006, allowance for doubtful receivable was $13,139 and $23,502, respectively.

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

As more fully described in the financial statements included in Form 10-KSB for the year ended December 31, 2006, the Company granted stock options over the years to employees of the Company under a non-qualified employee stock option plan. As of September 30, 2007, 52,432,307 stock options were outstanding and exercisable.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

Net Income (loss) Per Common Share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three and nine months ended September 30, 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Patents

The Company acquired in December 2006, for $2,270,000, and January 2007, for $1,387,000, patents in conjunction with the acquisitions of SPE Technologies, Inc and Hybrid Lighting Technologies, Inc, respectively. The patents have an estimated useful life of 7 years. Accordingly, the Company recorded an amortization charge to current period earnings of $394,417 and $-0 for the nine months ended September 30, 2007 and 2006, respectively and $131,472 and $-0- for the three months ended September 30, 2007 and 2006, respectively. Patents are comprised of the following:

Description	Cost	Accumulated amortization and impairments	Net carrying value at June 30, 2007
Development costs	$293,750	$293,750	$-0-
Patents	2,294,224	245,810	2,048,414
Patents	1,387,000	148,607	1,238,393
Total	$3,974,974	$688,167	$3,286,807

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable at September 30, 2007 and December 31, 2006 are as follows:

	September 30, 2007	December 31, 2006
10% convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.50 per share. The Company is in violation of the loan covenants	$2,500	$2,500

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
	838,184	799,817

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
	515,799	316,347

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
	409,772	235,251

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (continued)

	September 30, 2007	December 31, 2006

8% convertible debenture, due March 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.10 or b) 25% (See note L)of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)
	$252,055	$127,397

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
	195,891	71,233

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
	94,356	24,548

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
	155,616	6,028

8% convertible debenture, due April 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	60,274	-0-

8% convertible debenture, due May 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	20,822	-0-

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (continued)

	September 30, 2007	December 31, 2006
8% convertible debenture, due June 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$16,575	$-0-

8% convertible debenture, due June 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	12,603	-0-

8% convertible debenture, due July 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	10,822	-0-
	2,585,269	2,184,808
Less: current maturities	(840,684)	(604,187)
Notes payable and convertible debentures-long term portion	$1,744,585	$1,580,621

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

As of September 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for net proceeds of $1,186,281. The proceeds that the Company received were net of prepaid interest of $50,000 and related fees and costs of $263,719.

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

As of September 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for total proceeds of $1,352,067. The proceeds that the Company received were net of prepaid interest of $72,933 representing the first eight month’s interest and related fees and costs of $75,000.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

As of September 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $800,000 in exchange for total proceeds of $775,000. The proceeds that the Company received were net of related fees and costs of $25,000.

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

As of September 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $700,000 in exchange for total proceeds of $675,000. The proceeds that the Company received were net of related fees and costs of $25,000.

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

As of September 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $460,000. The proceeds that the Company received were net of related fees and costs of $40,000.

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

As of September 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $490,000. The proceeds that the Company received were net of related fees and costs of $10,000.

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

As of September 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $280,000 in exchange for total proceeds of $259,858. The proceeds that the Company received were net of related fees and costs of $20,142.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

As of September 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $600,000 in exchange for total proceeds of $590,000. The proceeds that the Company received were net of related fees and costs of $10,000.

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

As of September 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $400,000 in exchange for total proceeds of $360,000. The proceeds that the Company received were net of related fees and costs of $40,000.

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

As of September 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

As of September 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

As of September 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

The Company entered into a Securities Purchase Agreement with four accredited investors on July 30, 2007 for the issuance of $150,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date.

As of September 30, 2007, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE B - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (continued)

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

•
Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at September 30, 2007 and December 31, 2006, respectively.

•
The expense relating to the increase in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as another comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company’s balance sheet.

•	Accreted principal of $2,582,769 and $2,182,308 as of September 30, 2007 and December 31, 2006, respectively.

The following table summarizes the various components of the convertible debentures as of June 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Convertible debentures	$2,582,769	$2,184,808
Warrant liability	2,523,981	2,759,307
Derivative liability	72,522,384	8,201,086
	77,629,134	13,145,201
Cumulative adjustment of derivative and warrant liability to fair value	(67,666,366)	(4,580,393)
Cumulative unrealized loss relating to conversion of convertible notes to common shares charged to interest expense	(1,905,908)	(898,313)
Cumulative accretion of principal related to convertible debentures	(2,582,769)	(2,182,308)
	$5,474,091	$5,484,187

NOTE C-WARRANT LIABILITY

Total warrant liability as of September 30, 2007 and December 31, 2006 are comprised of the following:

	September 30, 2007	December 31, 2006
Fair value of warrants relating to convertible debentures	$2,523,981	$2,759,305
Fair value of other outstanding warrants	1,804,648	194,775
Total	$4,328,629	$2,954,080

NOTE D - NOTE PAYABLE

Note payable is comprised of the following:

	September 30, 2007	December 31, 2006
Note payable, 24% interest per annum; due 90 days, secured by specific accounts receivables	$67,689	$47,399

As of September 30, 2007, the Company had factored $90,252 of its outstanding accounts recievables in conjunction with above note payable. Payments by customers made directly to the note holder.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE E - NOTES AND CONVERTIBLE NOTES PAYABLE-RELATED PARTY

Notes payable-related party is comprised of the following:

	September 30, 2007	December 31, 2006
Notes payable, 12% per annum; due on demand; unsecured	$185,714	$102,245

Notes payable, 10% per annum, due on demand; unsecured	249,350	251,350

Notes payable, 10% per annum, due on demand, convertible into the Company’s common stock after March 2007 at a conversion rate of $0.02 per share, unsecured	-0-	100,567
	435,064	454,162
Less: current maturities:	(435,064)	(454,162)
Long term portion:	$-	$-

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE F -STOCKHOLDER'S EQUITY

Series A - Convertible Preferred stock (continued)

The holders of record of the Series A Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($5,000 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series A Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series A Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of the period ended September 30, 2007, $0 in dividends were accumulated.

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

The Company recorded an Unrealized Gain (Loss) on the change in fair value of these detachable warrants of $-0- and $748,537 for the six months September 30, 2007 and 2006, respectively.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE F -STOCKHOLDER'S EQUITY

Series B - Convertible Preferred stock (continued)

The shares of the Series B Preferred are non voting and convertible, at the option of the holder, into common shares at $0.10 per share per share. The shares issued were valued at $1.00 per share, which represented the fair value of the common stock the shares are convertible into. In connection with the transaction, the Company recorded a beneficial conversion discount of $800,000 - preferred dividend relating to the issuance of the convertible preferred stock. None of the Series B Preferred shareholders have exercised their conversion right and there are 3,650,000 shares of Series B Preferred shares issued and outstanding at September 30, 2007.

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

The holders of record of the Series B Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($1.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series B Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series B Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. For the year ended September 30, 2007 $384,000 in dividends were accumulated.

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

In January 2007, the Company issued 50,000 shares of its Series C Preferred stock in conjunction with the acquisition of Hydrid Lighting Technologies, Inc. The shares of the Series C Preferred are non voting and convertible, at the option of the holder, into common shares one year from issuance. The number of common shares to be issued per Series C share is adjusted based on the average closing bid price of the previous ten days prior to the date of conversion based on divided into $15.37 The shares issued were valued at $15.37 per share, which represented the fair value of the common stock the shares are convertible into. None of the Series C Preferred shareholders have exercised their conversion right and there are 150,000 shares of Series C Preferred shares issued and outstanding at September 30, 2007.

The holders of record of the Series C Preferred shall be entitled to receive cumulative dividends at the rate of five percent per annum (5%), compounded quarterly, on the face value ($25.20 and $15.37 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series C Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, at the time of conversion. These dividends are not recorded until declared by the Company. For the year ended September 30, 2007 $141,713 in dividends were accumulated.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE F -STOCKHOLDER'S EQUITY

Common stock

The Company has authorized 700,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2007 and December 31, 2006 the Company has 405,572,899 and 128,279,157 shares issued and outstanding, respectively.

During the nine months ended September 30, 2007, holders converted 10 shares of preferred stock - Class A into 500,000 shares of common stock. Each share of preferred stock is convertible into 50,000 shares of common stock.

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

In May 2007, the Company issued 48,579,100 shares of its common stock on conversion of $106,345 of convertible debentures

In June 2007, the Company issued 60,418,910 shares of its common stock on conversion of $86,128 of convertible debentures.

In July 2007, the Company issued 90,328,573 shares of its common stock on conversion of $101,827 of convertible debentures.

In August 2007, the Company issued 11,568,802 shares of its common stock on conversion of $10,412 of convertible debentures.

In September 2007, the Company issued 26,650,000 shares of its common stock in exchange for services rendered. The Company valued the shares issued at $90,610 which approximated the fair value of the shares issued during the periods the services were rendered.

NOTE G -STOCK OPTIONS AND WARRANTS

Class A Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2007:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price		Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
0.02	50,000,000	4.68	0.02		50,000,000	0.02
0.03	25,000,000	2.63	0.03		25,000,000	0.03
0.10	991,500	1.68	0.10		991,500	0.10
0.25	58,500	1.25	0.25		58,500	0.25
0.50	50,000	1.03	0.50		50,000	0.50
1.05	100,000	1.25	1.05		100,000	1.05
0.0055 (a)	49,760,443	4.65	0.00335	(a)	49,760,443	0.00335	(a)

(a) See terms of warrants issued below

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE G -STOCK OPTIONS AND WARRANTS (continued)

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	48,431,128	$0.42
Granted	68,750,000	0.07
Exercised	(100,000)	(0.25)
Canceled or expired	(17,186,128)	(0.64)
Outstanding at December 31, 2006	99,895,000	0.09
Granted	150,000,000	0.02
Exercised	(50,239,557)	(0.03)
Canceled or expired	(73,695,000)	(0.07)
Outstanding at September 30, 2007	125,960,443	0.018

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

For the nine months ended September 30, 2007, following warrants were issued in connection with services rendered:

Number of warrants	purchase price per share:	Term (years)
1,000,000	$0.10	2.75

Warrants granted during the nine months ended September 30, 2007 totaling 50,000,000 were issued in connection with debt financing. The warrants are exercisable until five years after the date of issuance at a purchase price of $0.02 per share.

In the nine months ended September 30, 2007, the Company sold 100,000,000 five year warrants with an exercise price of 50% of the average closing price of the twenty trading days prior to warrant execution. The transaction, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host conversion feature, the Company is required to record a liability relating to warrants and as such has recorded the fair value of the embedded conversion feature, using the Black-Scholes option pricing method, as a liability for the current period.

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at June 30, 2007:

Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.2125	2,000,000	6.21	$0.2125	2,000,000	$0.2125
0.2125	2,000,000	6.62	0.2125	2,000,000	0.2125
0.022	20,500,000	9.12	0.022	20,500,000	0.022
0.0295	4,000,000	7.60	0.0295	4,000,000	0.0295
0.04	14,430,000	8.82	0.04	14,430,000	0.04
0.10	9,502,307	6.51	0.10	9,502,307	0.10

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE G -STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2005	34,000,000	$0.076
Granted	34,930,000	0.029
Exercised	(16,497,693)	0.037
Canceled or expired	-	-
Outstanding at December 31, 2006	52,432,307	0.0562
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at September 30, 2007	52,432,307	$0.0562

NOTE H -RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 10% to 12% per annum. As of September 30, 2007and December 31, 2006 , the balance due to the officers was $435,064 and $454,162, respectively.

NOTE I -COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Operating Lease Commitments

The Company leases office space in Durham, NC on a five year lease expiring April, 2008 for an annualized rent payment of $43,127. Additionally the Company leases warehouse space on a month to month basis for $550 per month. At September 30, 2007, schedule of the future minimum lease payments is as follows:

2007	$43,127
2008	14,376
2009	-
2010	-

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of September 30, 2007.

NOTE J - BUSINESS CONCENTRATION

Sales to 3 major customers approximated $167,223 or 96% and sales to 2 major customers approximated $20,746 or 25% of total sales for the nine months ended September 30, 2007 and 2006, respectively.

Purchases from the Company's 3 major suppliers accounted for 37% and 100% of total purchases for the nine months ended September 30, 2007 and 2006, respectively.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED  FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

NOTE K- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, as of September 30, 2007, the Company incurred accumulated losses of $95,105,781. The Company’s current liabilities exceeded its current assets by $3,891,035 as of September 30, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

For the military and Homeland Security portable illumination system products, our target markets include all branches of the military and all government orgainzations providing homeland security services, such as border control and airport security. For our retail products, our target customers include the home improvement and consumer goods retailers. In the commercial markets, our task and accent lighting products and emergency and security lighting products address the lighting needs in restaurants, hotels, hospitals, nursing homes, airports, shopping centers and multiple family complexes; long-term evacuation solutions for theaters, office and public buildings; reduced maintenance cost solutions for property managers as applied to walkway, corridor or landscape lighting

On July 9, 2007, we announced today that we hac received authorization by the United States Army Materiel Command's Logistics Support Activity (LOGSA) for the inclusion of the BrightEye Visible and Covert Portable Illumination System in the United States Army's procurement and logistic system. LOGSA provides procurement system support for all Army, Army Aviation and National Guard supply chain logistics.

In a recent field demonstration at the Army Aviation Support Facility in Latham, New York, the BrightEye System provided covert landing zone lighting for a UH-60 Blackhawk helicopter while the flight crew was operating with Night Vision Goggles (NVGs) during a night vision training exercise. The flight crew reported that the landing zone was well illuminated by a single BrightEye Unit and that the Unit created a 90 degree field of view which greatly aided the flight crew in locating the landing zone and improved their capability during the actual helicopter landing. After this successful landing zone lighting test, Army Aviation Support requested LOGSA authorization for the BrightEye System.

Since the BrightEye System is a commercially procured item, LOGSA authorization requires and assigns a Nonstandard Line Item Number (NSLIN) and a Management Control Number (MCN) to the BrightEye System for LOGSA system- wide procurement availability. The BrightEye is now available for purchase as:

NSLIN: FE303R
NSLIN Nomenclature: LIGHTING SYSTEM

MCN: 623001C054037
MCN Nomenclature: LIGHTING SYSTEM: 2CP0170 CYBERLUX

Receiving the US Army LOGSA authorization for the BrightEye will make the standard Army procurement process available to all Army, Army Aviation and National Guard customers who are purchasing the BrightEye Systems. This should also improve our ability to provide the BrightEye capability wherever it is needed. With the Blackhawk landing zone lighting performance, the BrightEye System again proves to be a best-in-class, flexible, field-ready covert and visible lighting systems capable of providing general mission lighting, force protection, maintenance lighting, expeditionary base protection, disaster first responders and other rapidly deployable high-intensity lighting applications.

The BrightEye VaC Portable Illumination System is the most advanced portable, battery-powered visible and covert lighting system developed by us to address the portable lighting needs within the United States Armed Forces. The BrightEye System is a light weight, rapidly deployable illumination system that provides 'stadium-type' illumination with an under 5 minute set-up time by a single service person. Unique to the marketplace, the BrightEye provides both visible white lighting and night-vision compatible covert lighting capability not available in traditional lighting systems.

The BrightEye System is available through the General Services Administration (GSA) Federal Supply Schedule 56 for Specialty Lighting products under our GSA Contract GS-07F-9409S and orderable part numbers are 2CP0170 and 2CP0179.

On July 12, 2007, we announced that the patented Keon KeyCap(tm) product has been selected by the nation's largest bank as a promotional marketing product. In support of the marketing program, we had received an order to supply 250,000 branded Keon KeyCap products for use in ongoing marketing programs that support the Bank's Home Equity customers.

The Keon KeyCap is the practical lighting solution for every consumer who carries keys. Each Keon is a flexible elastic LED (Light Emitting Diode) light that fits around a standard key head and emits a bright diodal(tm) beam of light at the touch of one's finger down the key shaft onto the intended keyhole or other targeted surfaces.

The Keon LED light source never requires a light bulb change and results in a product that is maintenance-free and offers long-lasting energy- efficiency that uses 90 percent less energy than traditional incandescent flashlight bulbs.

On July 19, 2007, we reported that we had successfully completed the rapid set-up, stadium-type, long-distance illumination qualification assets of the new BrightEye high-performance solid-state LED lighting system conducted by the National Guard staff at the Center for National Response in West Virginia.

The Center for National Response (CNR) is uniquely suited as a multipurpose exercise facility. This facility is designed to meet a wide range of Weapons of Mass Destruction Consequence Management and Counter Terrorism requirements for the Department of Defense, Federal, State, and Local organizations. The CNR is an operational component of the Joint Interoperability Test Command (JITC), a National Guard training activity operated by the National Guard Bureau and the Adjutant General of West Virginia. The CNR is a flexible Weapons of Mass Destruction (WMD) training complex that provides multi-scenario exercises for the military or joint operations with military and first responders. The tunnel's physical configuration enhances experience at the individual, unit, and multi- organization/agency level. It serves as a valuable asset in preparing both military and civilian response teams to meet future threats and challenges. The tunnel is ideal for consequence and crisis management emergency response exercises and provides a realistic environment where emergency response teams can readily practice their techniques in mitigating the effects of a WMD incident.

All testing scenarios met or exceeded our expectations for the BrightEye System's capabilities, including operating surface illumination, system battery-power runtime, deployment set-up times and system weight.

The BrightEye VaC Portable Illumination System is designed as a portable visible and infrared night-vision compatible illumination system for first responders, force protection, aircraft maintenance, expeditionary airbase protection, general mission lighting and other portable, high-intensity lighting applications. Contained in an easily deployed wheeled carrying case and using proprietary optics, battery power and advanced solid-state lighting technology, the BrightEye system is capable of eliminating the space-consuming bulk, noise and energy consumption issues associated with the current generator-powered incandescent lighting systems. Moreover, the BrightEye provides both standard white lighting and covert night-vision compatible lighting which is not available in the traditional FL-1D floodlight.

On August 21, 2007, we announced that we had confirmed our previously stated revenue projection for the fiscal year ended December 31. 2007, was on track with expectations. As announced in April, we had since experienced demand within its military, retail and specialty lighting channels that will meet or exceed the projections previously stated.

Our forecast that total consolidated revenue for the fiscal year 2007 will be $3.7 million. We estimate that wet will be cash flow positive when a $3.0 million dollar per year revenue run rate is achieved.

On September 18, 2007,we announced that we had been awarded a supplier agreement from The Boeing Company for lighting equipment in support of the Secure Border Initiative net (SBInet) project. We were awarded the supplier agreement based on our response to the SBInet VICD 605002 request for quote (RFQ) for mobile lighting systems. We quoted the BrightEye Portable Visible and Covert 10 Meter Tower Lighting System for intended use along the Mexican and Canadian borders as an added level of security for Customs and Border Patrol personnel and as an added level of deterrence for potential border violators. As part of The Boeing Company Basic Ordering Agreement, we provided quotes of $25,256 to $31,185 per unit in 100 unit increments from 1-500 units. Under this Agreement, the unit demand for our products is solely determined by The Boeing Company.

On September 26, 2007, the USAF Air Mobility Battlelab, or AMB, recently demonstrated the capabilities of our BrightEye Portable Solid-State LED Lighting System - an AMB initiative.

The BrightEye is an advanced, portable, battery-powered, visible and covert lighting system developed by us to address the rapid deployment lighting needs within the U.S. Armed Forces. Initially considered for expeditionary open-the-airbase lighting, the AMB unveiled the system may also be used for aircraft maintenance, expeditionary airbase force protection, general mission lighting and other high-intensity tactical lighting applications.

According to the AMB mission statement, the AMB continuously seeks and rapidly demonstrates innovative ideas to improve the ability of mobility air forces to execute their core competencies.

For its demonstration periods, the BrightEye was evaluated at both Fort Huachuca, Ariz., and Fort Dix, N.J. Air Mobility Command expeditionary support equipment subject-matter experts participated in several scenarios to showcase BrightEye capabilities.

Master Sgt. Gordon Mossman, from AMC's Expeditionary Mobility Operations Division at Scott Air Force Base, Ill., reported that the system would add very portable long-lasting light and an infrared capability that's not present at this time.

The BrightEye uses solid-state semiconductors which consume 75-percent less energy than incandescent lighting elements and are projected to last for more than 20 years as compared to 750 hours for conventional bulbs. Using rechargeable battery technology could also save an estimated 63 percent in daily portable-lighting operating costs and could also reduce the Air Force's reliance on host nation resources.

Feedback from the field demonstrations show the current portable generator-powered lighting options do not provide the absolute portability required for AMC's evolving expeditionary mission. Their bulky size, noise and energy consumption reduce AMC's ability to efficiently and expeditiously deploy support forces globally in any environment.

Research also showed the Bright Eye is 97-percent smaller and weighs 94- percent less than the current diesel-powered incandescent lighting system. Its small size, weight and added infrared capability can 'enhance AMC's ability to project air and space power' across all spectrums of expeditionary operations by minimizing the support footprint, maximizing the available aircraft cargo floor area and reducing the amount of airlift needed for rapid force projection.

Overall, the Air Mobility Battlelab demonstrated a unique system capable of providing expeditionary forces across all armed services versatile, economical and portable lighting equipment.

Results of Operations

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

REVENUES

Revenues for the nine months ended September 30, 2007 were $521,814 as compared to $353,081 for the same period last year. The increase in revenue was attributed to sales of our Keon product to Bank of America in the amount of $181,636.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2007 were $3,004,319 as compared to $3,795,153 for the same period ended September 30, 2006. Included in the nine months ended September 30, 2007 were $121,951 in expenses for research & development. This compares to $160,123 for the nine months ended September 30, 2006. We also began the amortization of our recently acquired patents with a $394,417 charge to operations for the nine months ended September 30, 2007 as compared to $-0- for the prior year.

We reported an unrealized loss for the change in fair value or warrants and debt derivatives of $(65,227,499) as compared to a gain of $435,515 for the same period last year. Although the change of $(65,663,014) is unrelated to our operating activities, the decrease in included in our reported net loss.

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

REVENUES

Revenues for the three months ended September 30, 2007 were $298,459 as compared to $222,855 for the same period last year. The increase in revenue was attributed to sales of our Keon product to The Home Depot in the amount of $181,636.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2007 were $677,404 as compared to $1,300,958 for the same period ended September 30, 2006. Included in the three months ended September 30, 2007 were $131,472 due to the amortization of our recently acquired patents as compared to $-0- same period in 2006.

We reported an unrealized loss for the change in fair value or warrants and debt derivatives of $(56,164,992) as compared to a loss of $(2,723,742) for the same period last year. Although the change of $(53,441,250) is unrelated to our operating activities, the decrease in included in our reported net loss.

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

Liquidity and Capital Resources

As of September 30, 2007, we had a working capital deficit of $3,891,035. This compares to a working capital deficit of $2,571,943 as of December 31, 2006. Accrued interest on notes payable was $1,572,317 compared to accrued interest of $1,274,371 as December 31, 2006. Accounts payable as of September 30, 2007 were $657,804 and compares to $564,875 as compared to December 31, 2006. As a result of our operating losses for the nine months ended September 30, 2007, we generated a cash flow deficit of $1,793,351 from operating activities. Cash flows provided by investing activities was $138,686 for the nine months ended September 30, 2007 primarily from the cash received with the acquisition of Hybrid Lighting Technologies, Inc . Cash flows from financing activities provided $1,260,483 from the borrowing on a long term basis for the nine months ended September 30, 2007.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

On September 5, 2007, we announced that we had commenced an action against AJW Partners, LLC, AJW Offshore, LTD., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC, (the “Defendants”) in the United States District Court for the Southern District of New York for violations of the anti-fraud provisions of the Securities Act of 1934, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, breach of implied covenant of good faith and fair dealing and conversion. The complaint alleges that the Defendants utilized an illegal trading scheme involving deceptive secured loan financings to convert shares of Company’s common stock for the Defendants’ own use and benefit. The trading scheme involved the Defendants manipulating the Company’s stock price downward by short sales. In addition the complaint seeks declaratory, injunctive and monetary relief.

On September 13, 2007, Britannia Law Office commenced an action against us and our President, Mark D. Schmidt, in the General Court of Justice, Superior Court Division, Durham County. North Carolina, alleging breach of contract, additional payments due under contract, unjust enrichment, fraud and unfair trade practices arising out of a consultant agreement. These motions are currently pending. We believe that their claims are without merit and we will vigorously defend these claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2007, we issued 90,328,573 shares of its common stock on conversion of $101,827 of convertible notes by four accredited invvestors..

In August 2007, we issued 11,568,802 shares of its common stock on conversion of $10,412 of convertible notes by four accredited investors..

On September 12, 2007, we issued 26,650,000 shares of its common stock to our employees pursuant to an Incentive Stock Grant Plan.

Item 3. Defaults Upon Senior Securities.

On August 21, 2007, we received a Notice of Default from AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC and AJW Offshore, LTD. (collectively, the “Investors”), claiming that we were purportedly in default of certain obligations under our notes issued to the Investors due to our to honor any further conversion of notes to common stock. We expected to receive the Notice of Default, and were engaged in negotiations with the Investors to resolve the matter. As such, we contemplate that either the Investors or we will initiate litigation if these negotiations do not produce a resolution.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Subsequent Event.

In anticipation of the expense of expanded production, Cyberlux Corporation (the “Company”) entered into a financial transaction with Deutsche Bank AG to purchase 50 million stock purchase warrants for Cyberlux common stock. The 50 million warrants were purchased by Deutsche Bank from Cyberlux for $600,000. Pursuant to the agreement between the parties, Deutsche Bank can exercise the warrants over a five year period at a discount from market based upon a twenty day average closing price of the stock.

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

CYBERLUX CORPORATION

Date: November 13, 2007	By:	/s/ DONALD F. EVANS
Donald F. Evans
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: November 13, 2007	By:	/s/ DAVID D. DOWNING
David D. Downing
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)