Form 10KSB
period 2007-12-31
CYBERLUX CORP
filed 2008-04-03
CIK 1138169

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

Total revenues for Fiscal Year 2007 were $721,148, with an unfulfilled order backlog of $386,182.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low price on March 31, 2007, was $11,572,283.

As of March 31, 2008 there were 566,806,183 shares of issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CYBERLUX CORPORATION ANNUAL REPORT ON FORM 10-KSB For the Fiscal Year Ended December 31, 2007 TABLE OF CONTENTS

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

In this form 10-KSB references to "Cyberlux", “the Company”, "we," "us," and "our" refer to Cyberlux Corporation.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

We are principally devoted to designing, developing and marketing advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.

We are developing and marketing new product applications of solid-state diodal illumination (TM) that demonstrate added value over traditional lighting systems. Using proprietary technology, we are creating a family of products including portable illumination systems for military and Homeland Security, retail products, commercial task and accent lighting, emergency and security lighting. We believe our solid-state lighting technology offers extended light life, greater energy efficiency and greater overall cost effectiveness than other existing forms of illumination. Our business model is to address the large lighting industry market segments with solid-state lighting products and technologies, including our proprietary hybrid lighting technology, that includes military and Homeland Security applications, direct and indirect task and accent lighting applications, indoor/outdoor downlighting applications, commercial and residential lighting applications..

For the military and Homeland Security portable illumination products, our target markets include all branches of the military and all government organizations providing homeland security services, such as border control and airport security. For our retail products, our target customers include the home improvement and consumer goods retailers.

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

On January 18, 2007, we announced that we intend to introduce breakthrough lighting products created through the combination of the hybrid organic / inorganic white and multi-color lighting technology acquired from the University of California-Santa Barbara with the Scattered Photon ExtractionTM (SPE) technology acquired from Rensselaer Polytechnic Institute. Cyberlux will commercialize the resulting proprietary lighting technology as “Hybrid White Light” (HWL) and “Hybrid Multi-color Light” (HML). The resulting lighting technology will yield a lower cost, more energy-efficient lighting source than currently available in solid-state light-emitting diode (LED) solutions.

Traditional LED lighting sources produce light when a solid-state material emits a photon through a phosphor down-conversion material to create white and multi-color light. With HWL and HML, the phosphor is replaced with a less costly, more efficient polymer or organic film down-conversion material. In addition, the use of the SPE technology further improves the light output and efficacy of the resulting light source. Because of the fundamental difference in the nature of the HWL and HML technologies, We intend to broadly market the technology across large lighting industry market segments through OEM licensing and our product solutions for direct and indirect task and accent lighting applications, indoor/outdoor down-lighting applications, residential and office lighting applications, and military and Homeland Security applications.

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

Earlier in November 2006, we acquired the worldwide exclusive rights to the pending patents for the Scattered Photon ExtractionTM technology and methods developed at Rensselaer Polytechnic Institute. The SPE technology enables light-emitting sources to operate at a higher luminous efficacy where traditional phosphor, or down-conversion materials such as photoluminescence polymers and/or organic films as defined by patent 5,966,393, are placed at locations remote from the photon-emitting solid-state inorganic light source. Specifically, the use of the SPE methods result in a greater than 60 % improvement in light output and efficacy compared to standard commercial white LEDs.

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

The additional order for the second generation WatchDog system, which costs $15,113 on the GSA contract, was placed by the Air Mobility Battlelab for field deployment within various USAF Commands.

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

On April 30, 2007, we received additional orders from The Home Depot, our existing major home improvement retail customer in preparation for the 2007 hurricane season. With initial hurricane season orders in excess of $100,000, the retail customer will expand availability of the EverOn multi-purpose portable lighting product to stores that serve the hurricane belt states.

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

The New York State National Guard is the first of the 50 state-level Guard units to purchase a BrightEye system. Last month, the National Guard Bureau, the federal-level Guard organization, purchased two BrightEye systems for field trials. Across all states, the National Guard require rapidly deployable portable covert and visible lighting systems for disaster response, border patrol support, homeland defense operations, and global military deployments. The New York Unit will utilize the BrightEye system for Night Vision Goggle (NVG) operations during their upcoming deployment to Iraq.

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

On July 12, 2007, we announced that the patented Keon KeyCap(tm) product has been selected by Bank of America, the nation's largest bank as a promotional marketing product. In support of the marketing program, we had received an order to supply 250,000 branded Keon KeyCap products for use in ongoing marketing programs that support the Bank's Home Equity customers.

The Keon KeyCap is the practical lighting solution for every consumer who carries keys. Each Keon is a flexible elastic LED (Light Emitting Diode) light that fits around a standard key head and emits a bright diodal(tm) beam of light at the touch of one's finger down the key shaft onto the intended keyhole or other targeted surfaces.

On July 19, 2007, we reported that the new BrightEye high-performance solid-state LED lighting system had successfully completed the capability testing conducted by the National Guard staff at the Center for National Response in West Virginia. All testing scenarios met or exceeded our expectations for the BrightEye System's capabilities, including operating surface illumination, system battery-power runtime, deployment set-up times and system weight.

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

On September 26, 2007, we announced that the USAF Air Mobility Battlelab, or AMB, recently demonstrated the capabilities of our BrightEye Portable Solid-State LED Lighting System - an AMB initiative.

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

Overall, the Air Mobility Battlelab demonstrated a unique system capable of providing expeditionary forces across all armed services.

On October 29, 2007, we announced that we had received a commitment for 17 BrightEYe Visible and Covert Portable Illumination Systems from the National Guard Bureau. This most recent National Guard Order for 17 Systems equates to $313,004 in revenue, which follows the initial order in April for $37,072.

On November 19, 2007, we reported that the Fiscal Year 2008 Department of Defense Appropriations legislation contains 8 million dollars to equip the United States Air Force with our BrightEye Visible and Covert Portable Illumination Systems. Over the last several years, the BrightEye lighting technology has undergone successful field testing by various United States Air Force commands. In addition, we hold General Service Administration (GSA) contract GS-07F-9409S under the Federal Supply Schedule 56 for Specialty Lighting products.

On December 3, 2007, we announced we had received and fulfilled a system order from The Boeing Company associated with the SBInet deployment. This purchase was made under the SBInet Basic Ordering Agreement that we and Boeing entered into earlier this year.

Intellectual Property

The following summarizes the patent and trademark holding of Cyberlux Corporation.

Cyberlux Corporation is the registered owner of the CYBERLUX® mark for lighting products, namely, diodal illuminators. Trademark applications are pending for the CAMPLIGHT™, FOCALBRIGHT™, RELIABRIGHT™, SENSORBRIGHT™, RELYON™, FOCUSON™, EVERON™, and KEON™ marks. The above marks are registered under International Goods and Services Class 9 (Electrical and Scientific Apparatus), Class 11 (Environmental Control Apparatus), or both.

Cyberlux has the world-wide exclusive rights to U.S. Patent No. 5,966,393 from the University of California-Santa Barbara. In addition, the Company has the world-wide exclusive rights to a suite of pending patents that define Scattered Photon ExtractionTM (SPE) technology, which were acquired from Rensselaer Polytechnic Institute. The combination of these two technologies forms the patent foundation for the resulting proprietary lighting technology known as “Hybrid White Light” (HWL) and “Hybrid Multi-color Light” (HML). HWL and HML is expected to yield a lower cost, more energy-efficient lighting source than currently available in solid-state light-emitting diode (LED) solutions.

Cyberlux Corporation is the owner of U.S. Patent No. 6,752,515, which issued June 22, 2004, and is entitled Apparatus and Method for Providing Emergency Lighting. Cyberlux Corporation also owns U.S. Patent No. 6,986,589, which issued January 17, 2006, and is entitled Apparatus and Method for Providing an Emergency Lighting Augmentation System. Cyberlux Corporation is the owner of U.S. Patent No. 7,045,975, which issued May 16, 2006 and is entitled Apparatus and Methods for Providing Emergency Safety Lighting. Six patent applications are currently pending before the USPTO. Two additional patent applications are currently being prepared but have not yet been filed with the USPTO. In November 2006, Cyberlux was awarded 21 patent claims 21 claims by the U.S. Patent Office for our Emergency Safety Lighting will accelerate our further pursuit of providing long-term solutions for interim and emergency lighting in hotels, hospitals, elder care facilities, apartment complexes and residences. The lighting device, designed as a replacement electrical wall outlet, simply plugs into an existing outlet after removal of its cover plate. Although the lighting device continues to operate as an electrical outlet, it also contains a constant charge battery; a motion sensor for initiating low levels of lighting for gentle illumination of a darkened room or navigation of a corridor; a power sensor for broadcasting a high level of light up the attendant wall surface to reflect off of the ceiling thereby illuminating a room or corridor; and a photo cell that detects ambient light in the space which disables the system. The lighting device is intended to provide long-term solutions for emergency and interim lighting. The patent addresses an electrochemical lighting system capable of providing prolonged illumination with the use of light emitting diodes (LEDs) as the illumination source.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

We anticipate continuing to incur research and development expenditures in connection with the development of our Portable Illumination System during the next twelve months. In addition, we will continue to incur research and development expenditures in connection with the commercialization of our Hybrid Lighting Technology.

These projected expenditures are dependent upon our generating revenues and obtaining sources of financing in excess of our existing capital resources. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of research and development during the next twelve months.

Employees

We currently have 20 full time employees. Our employees are primarily at the executive level based upon our role in coordination of outsource contracts for manufacturing and other production considerations. Currently, there exist no organized labor agreements or union agreements between us and our employees. We have employment agreements with the following executive officers: Donald F. Evans, Chairman and CEO, Mark D. Schmidt, President and COO, Alan H. Ninneman, Senior Vice President and John W. Ringo, Secretary and Corporate Counsel. We believe that our relations with our employees are good.

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

On September 13, 2007, Britannia Law Office commenced an action against us and our President, Mark D. Schmidt, in the General Court of Justice, Superior Court Division, Durham County. North Carolina, alleging breach of contract, additional payments due under contract, unjust enrichment, fraud and unfair trade practices arising out of a consultant agreement. Plaintiff seeks compensation pursuant to a consulting agreement of $30,000 and the issuance of five million shares of the Company’s common stock. These motions are currently pending. We believe that their claims are without merit and we will vigorously defend these claims.

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

	High($)	Low ($)
2004
First Quarter	0.53	0.19
Second Quarter	0.85	0.27
Third Quarter	0.55	0.23
Fourth Quarter	0.35	0.06

2005
First Quarter	0.07	0.02
Second Quarter	0.20	0.05
Third Quarter	0.15	0.05
Fourth Quarter	0.15	0.06

2006
First Quarter	0.12	0.06
Second Quarter	0.08	0.06
Third Quarter	0.07	0.04
Fourth Quarter	0.05	0.02

2007
First Quarter	0.04	0.01
Second Quarter	0.02	0.01
Third Quarter	0. 0083	0.0021
Fourth Quarter	0.037	0.0195

2008
First Quarter (1)	0.0215	0.021

(1) As of March 28, 2007

DESCRIPTION OF SECURITIES

Common Stock

On January 23, 2008, we amended our Articles of Incorporation to increase our authorized shares from 700,000,000 shares to 950,000,000 shares of common stock, par value $.001. As of March 31, 2007, there were 566,806,183 shares of common stock outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

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

As of March 31, 2008, we had 26.9806 shares of our Series A Convertible Preferred Stock issued and outstanding. Each share is convertible into 50,000 shares of common stock. The Series A Convertible Preferred have the following designations and rights:

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

The Board of Directors, pursuant to our Articles of Incorporation and By-Laws, authorized Series B Convertible Preferred Stock which was issued to officers and directors in order to convert accrued management fees and other liabilities into 3,650,000 shares of the Series B Preferred Stock. The Series B Convertible Preferred Stock has the following designations and rights:

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

Series C - Convertible Preferred stock

On November 13, 2006, the Company filed a Certificate of Designation creating a Series C Convertible Preferred Stock classification for 100,000 shares. Subsequently amended on January 11, 2007 to 700,000 shares. There are currently 150,000 Series C Convertible Preferred shares outstanding.

Term:	Perpetual Preferred

Dividend:	5% per annum

Conversion:	The shares of the Series C Preferred are convertible, at the option of the holder into common shares one year from issuance.

No Voting Rights.	The holders of the Series A convertible shares have no voting rights until their shares are converted to common shares.

Common stock

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

The investors provided us with an aggregate of $1,500,000 as follows:

•	$500,000 was disbursed on September 23, 2004;

•	$500,000 was disbursed on October 20, 2004; and

•	$500,000 was disbursed on November 18, 2004.

The notes bear interest at 10%, mature two years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.72; or

•	50% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

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

The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.50 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. No dividend can be issued while the notes are in effect.

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

The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.03 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. No dividend can be issued while the notes are in effect.

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

The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.10 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. No dividend can be issued while the notes are in effect.

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

The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. The warrants are exercisable until five years from the date of issuance at a purchase price of $0.15 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. No dividend can be issued while the notes are in effect.

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

The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.10 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. No dividend can be issued while the notes are in effect.

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

The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.10 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. No dividend can be issued while the notes are in effect.

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

The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.10 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. No dividend can be issued while the notes are in effect.

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

The full principal amount of the secured convertible notes are due upon default under the terms of secured convertible notes. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.10 per share. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. No dividend can be issued while the notes are in effect.

APRIL 2007 SECURITIES PURCHASE AGREEMENT

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

The secured convertible notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.10 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.02 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder’s position. As of the date of this filing, the conversion price for the secured convertible debentures and the exercise price of the warrants have not been adjusted. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. No dividend can be issued while the notes are in effect.

MAY 2007 SECURITIES PURCHASE AGREEMENT

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

The proceeds received from the sale of the secured convertible notes will be used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory. No dividend can be issued while the notes are in effect.

JUNE 6, 2007 SECURITIES PURCHASE AGREEMENT

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

The proceeds received from the sale of the secured convertible notes will be used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory. No dividend can be issued while the notes are in effect.

JUNE 20, 2007 SECURITIES AGREEMENT

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

We also has a partial call option under the terms of the secured convertible notes in any month in which the current price of our common stock is below $0.10. Under the terms of the partial call option, we have the right to pay the outstanding principal amount of the secured convertible notes plus one-month's interest for that month, which will stay any conversions of the secured convertible notes by the holders for that month. The principal amount of the secured convertible notes to be repaid is determined by dividing the then outstanding principal amount of the notes by the maturity of the notes in months, or 36.

The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. No dividend can be issued while the notes are in effect.

JULY 2007 SECURITIES PURCHASE AGREEMENT

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on July 18, 2007, for the sale of (i) $150,000 in secured convertible notes, and (ii) warrants to purchase 10,000,000 shares of our common stock. The investors purchased all of the secured convertible notes on July 18, 2007.

The proceeds received from the sale of the secured convertible notes were used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

The secured convertible notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of (i) $0.02 or (ii) 25% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date. The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. The warrants are exercisable until seven years from the date of issuance at a purchase price of $0.02 per share. In addition, the conversion price of the secured convertible notes and the exercise price of the warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price, below market price, with the exception of any securities issued in connection with the Securities Purchase Agreement. The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder’s position. As of the date of this filing, the conversion price for the secured convertible debentures and the exercise price of the warrants have not been adjusted. The selling stockholders have contractually agreed to restrict their ability to convert or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights.

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

We also has a partial call option under the terms of the secured convertible notes in any month in which the current price of our common stock is below $0.10. Under the terms of the partial call option, we have the right to pay the outstanding principal amount of the secured convertible notes plus one-month's interest for that month, which will stay any conversions of the secured convertible notes by the holders for that month. The principal amount of the secured convertible notes to be repaid is determined by dividing the then outstanding principal amount of the notes by the maturity of the notes in months, or 36.

The full principal amount of the secured convertible notes is due upon default under the terms of secured convertible notes. In addition, we have granted the investors a security interest in substantially all of our assets and intellectual property and registration rights. No dividend can be issued while the notes are in effect.

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

Recent Sales of Unregistered Securities

On May 25, 2007, pursuant to a Warrant Purchase Agreement, we sold warrants to purchase 100 million shares of our common stock (the “Warrants”) to Deutsche Bank for $150,000. The Warrants are exercisable until May 22, 2012 at an exercise price equal to a 50% discount to market based on the average closing price of the Company’s common stock for twenty trading days prior to notice of exercise, subject to adjustment.

On October 10, 2007, we issued 200,000 shares of our common stock to John Evans as a bonus for work performed.

On October 17, 2007, pursuant ot a Warrant Purchase Agreement, we sold warrants to purchase 50 million shares of our common stock (the “Warrants”) to Deutsche Bank for $600,000. The Warrants are exercisable until October 17, 2012 at an exercise price equal to a 50% discount to market based on the average closing price of the Company’s common stock for twenty trading days prior to notice of exercise, subject to adjustment

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS.

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

To address the tremendous opportunity in the $12 billion general lighting market, we have developed a line of LED lighting products and the military and homeland security, residential and commercial markets, We design and engineer products that adapt technology advancements from semiconductor manufacturers, including Cree, Inc., for use in products that serve our selected markets.

We have created breakthrough solid-state lighting technology that provides energy efficient and cost effective lighting solutions. Several products are designed to address emergencies, such as power outages and critical security lighting needs. Other products bring solid-state lighting into the home for closets, cabinets, bookcases and counters. The solid-state semiconductors, trademarked by Cyberlux as diodal(TM) lighting elements, consume 92 percent less energy than conventional incandescent lighting elements and perform for more than 10 years in contrast to 750 hours for traditional light bulbs.

During 2006 and 2007, we made important progress in the Company’s business development and sales, technology portfolio and financing capability, progress that will result in the creation of a successful, sustainable enterprise during 2008.

Military / Homeland Security Business Development and Sales

During 2006, we began pursuing the Military / Homeland Security market with a Cyberlux product category known as ‘Portable Illumination Systems’ which provide bright white LED lighting and covert night vision-compatible lighting in a self-contained portable battery powered system. In September of 2006, we signed a contract with United States Air Force (USAF) to deliver a commercial off the shelf (COTS) version of our BrightEye product for use as an battery-powered visible and covert lighting for expeditionary military force deployment. In February of 2007, we delivered the BrightEye VAC product to the USAF for field testing and evaluation. In September of 2007, the USAF completed the field testing and reported that the BrightEye system provided a 54% annual operations and maintenance cost savings, a 63% daily operational cost savings, and a 97% space / 94% weight savings when compared to their current lighting system. As a result, we were successful in securing $8M in USAF acquisition budget in the 2008 Department of Defense budget. We are currently preparing to manufacture the first $5M in USAF purchase orders for BrightEye systems. We believe that the remaining $3M will be purchased during the 2008 fiscal year, but we have yet to receive commitments to confirm the mix of products to be purchased. In addition in December 2007, we received an order from the National Guard Bureau for $313,004 to supply 17 BrightEye Systems to the National Guard emergency responder units to be used as the tactical lighting solution for disaster response. We are currently producing and shipping BrightEye units to fulfill this purchase order by March 2008.

Also during 2006, we registered with the Department of Homeland Security (DHS) as a Secure Border Initiative subcontractor for the opportunity to provide advanced lighting capability to the effort to secure the northern and southern U.S. borders. Once The Boeing Company was awarded the contract as the prime contractor to deploy the Secure Border Initiative solution, known as SBInet, we began marketing the Cyberlux BrightEye technology to Boeing and the appropriate DHS organizations. In September of 2007, we were selected as an SBInet lighting system supplier and executed a SBInet supplier contract with The Boeing Company to provide advanced portable lighting systems for the SBInet mobile infrastructure solution. In November of 2007, we received the first purchase order from The Boeing Company for our BrightEye 10M Tower Lighting System for $31,185, which we produced and shipped to Boeing in November. The SBInet Mobile Infrastructure team is in field tests with the BrightEye 10M Tower System and we expect to deploy the System during 3Q/4Q 2008 timeframe.

Retail Business Development and Sales

During 2006 after several years of attempts, we were successful in closing the sale of our EverOn product to Wal-mart Stores, Inc., our largest retail customer to date, for $39,793 and continued our on-air EverOn sales relationship QVC that resulted in $42,350. The importance of the Wal-Mart contract was demonstrated when we were able to use this sale as a reference when we closed the sale of our EverOn product with The Home Depot for $64,507 in October 2006. In 2007, The Home Depot business increased to $139,167 and continues to grow in already in 2008. With several major retailers as customers, we now have the experience to build further retail sales during 2008.

Technology Portfolio

Between November of 2006 and January of 2007, we acquired the world-wide exclusive rights to two technologies that when combined create a breakthrough in solid-state lighting capability. Through the combination of the hybrid organic / inorganic white and multi-color lighting technology acquired from the University of California-Santa Barbara (UCSB) with the Scattered Photon ExtractionTM (SPE) technology acquired from Rensselaer Polytechnic Institute (RPI), Cyberlux will commercialize the resulting proprietary lighting technology as “Hybrid Lighting Technology” (HLT) and market the core technology under the “LumenOptic” technology brand. We expect the resulting lighting technology to yield a lower cost, more energy-efficient lighting source than currently available in solid-state light-emitting diode (LED) solutions.

Specifically, we acquired the worldwide exclusive rights to patent 5,966,393 “Hybrid Light-Emitting Sources for Efficient and Cost Effective White Lighting and for Full-Color Applications” from UCSB. This technology patent defines the method and practice for creating a white or multi-colored lighting source by combining the photoluminescence of polymers and/or organic films with photon emissions from a solid-state inorganic light source. The principle inventors include Nobel Laureate Dr. Alan Heeger and Dr. Steven DenBaars, Professor of Materials and Co-Director of the UCSB Solid-State Lighting Center, who will advise the Company on the HLT technology commercialization.

In addition, we acquired the worldwide exclusive rights to five pending patents that define the Scattered Photon Extraction technology method and practice from RPI. The principle inventor from RPI is the Director of the RPI Lighting Research Center, Dr. Nadarajah Narendran. Dr. Narendran will also be advising the Company on the HLT technology commercialization.

Based on the technology acquired from UCSB and RPI, both leading solid-state lighting research institutions, we are positioned to introduce compelling lighting products to the $12B lighting industry. The Company’s ability to commercialize, innovative and introduce proprietary lighting technologies such as HLT, either in unique Cyberlux products or through an OEM licensing model, will capture the opportunity for major advances in the lighting industry where low cost, energy efficient lighting solutions are in high demand for the foreseeable future.

Traditional LED lighting sources produce light when a solid-state material emits a photon through a phosphor downconversion material to create white and multi-color light. With HLT, the phosphor is replaced with a less costly, more efficient polymer or organic film downconversion material. In addition, HLT utilizes the SPE technology to optically maximize the light output of the lighting source. Because of the fundamental difference in the nature of the HLT technologies compared to traditional LEDs, we intends to broadly market the technology across large lighting industry market segments through OEM licensing and Cyberlux product solutions. During December of 2007, we began negotiations with a major lighting fixture manufacturer on licensing some or all of the HLT technology for future product development.

Financing Capability

During 2007, we began a financing relationship with Deutsche Bank through two warrant purchase agreements that resulted in financings of $760K in 2007 through warrant exercise. We anticipate long-term financing relationship with Deutsche Bank that will also include purchase order financing as continue to grow through the significant expansion of our Military / Homeland Security business. Our ability to move from a toxic financing relationship with the NIR Group to a traditional warrant purchase relationship with Deutsche Bank is a significant step for the Company, and we intend to utilize this relationship to continually improve our business operations and our balance sheet.

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

•	stock-based compensation;

•	revenue recognition; and

•	derivatives

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

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the 10% Secured Convertible Debentures (see Note D). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the intrinsic method and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 528%; and risk free interest rate from 3.36% to 3.70%. The derivatives are classified as long-term liabilities.

Registration rights

In with raising capital through the issuance of Convertible Notes, the Company has issued convertible debentures and warrants in that have registration rights with liquidated damages for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the of the underlying embedded derivative and warrants at the date of issuance was recorded as liabilities on the balance sheet. Liquidated damages are estimated and accrued as a liability at each reporting date. The Company has accrued an estimated $816,856 in liquidation damages.

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2007 and 2006 Compared.

Revenues for the year ended December 31, 2007 were $721,148. This compares to revenues of $ 484,988 for the year ended December 31, 2006.

Cost of goods sold were $514,231 for 2007 compared with $377,524 for 2006.

Operating expenses for the year ended December 31, 2007 were $3,875,669_compared with $5,276,890 for the year ended December 31, 2006. Included in expenses for 2007 was $198,178 for consulting services compared with $1,002,702 for the previous year.

	For the Years Ended
	12/31/2007	12/31/2006
Salaries & benefits	1,893,994	2,962,413
Marketing and advertising	163,278	143,010
Rent	81,265	58,407
Insurance	13,690	27,495
Depreciation	27,706	23,360
Amortization	525,889	-
Impairment Loss Research and development	164,793	225,770
Legal expense	224,657	208,019
Accounting services	45,029	147,435
Investor relations	19,788	49,791
Travel, living and entertainment	150,658	176,919
Office expenses	550,898	199,583
Bad debt expense	14,024	51,986
	3,677,491	4,274,188

Interest expense (Net of interest income) for 2007 was $2,645,375 compared to $2,585,708 for 2006. Included in interest expense for 2006 is $1,926,625 which was booked to recognize the imbedded beneficial conversion feature of the $4,500,000 convertible notes payable entered into during the 3rd and 4th quarters of 2004, 2005 and 2006.

The net loss realized for 2007 was $15,619,897, or $0.04 per share on an average of 383,858,373 shares outstanding and compares to net loss of ~~$~~6,775,400, or $0.07 per share on an average of 94,515,133 shares outstanding for the year 2006.

Liquidity and Capital Resources

As of December 31, 2007, we had a working capital deficit of $6,509,670. As a result of our operating losses for the year ended December 31. 2007, we generated a cash flow deficit of $2,452,046 from operating activities. Cash flows generated through investing activities was $1,950,860 during the year ended December 31, 2007. We met our cash requirements during this period through the issuance of $1,000,000 Convertible Notes Payable and $758,723 from the sale of Warrants .

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

Our independent certified public accountant has stated in their report, dated as of March , 2008, that we have incurred operating losses, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

May 2006 Loan

On May 18, 2006 we entered into a financing agreement with SmartHedge, LLC whereby our Directors pledged 2,772,206 shares of their personal common stock as collateral for a loan in the amount of $103,403.28. The loan carries an interest rate of 5.19% payable quarterly and has a maturity of May 31, 2009.

June 2006 Loan

On June 19, 2006, we entered into a financing agreement with SmartHedge, LLC whereby our Directors pledged 6,000,000 shares of their personal common stock as collateral for a loan in the amount of $168,000. The loan carries an interest rate of 5.19% and has a maturity of June 30, 2009.

July 2006 Stock Purchase Agreement

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with four accredited investors on July 28, 2006, for the sale of (i) $500,000 in secured convertible notes, and (ii) warrants to purchase 15,000,000 shares of our common stock. The investors purchased all of the secured convertible notes on July 28, 2006.

The proceeds received from the sale of the secured convertible notes were primarily used for business development purposes, working capital needs, pre-payment of interest, payment of consulting and legal fees and purchasing inventory.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

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

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company adopted FSP 00-19-2 in the preparation of the financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

On February 16, 2006 the Financial Accounting Standards Board (FASB) issued SFAS 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

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

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Risks Relating to Our Business:

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred a net loss of $15,619,897 for the year ended December 31, 2007 compared to a net loss of $6,775,400 for the year ended December 31, 2006. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

In their report dated March 28, 2008, our independent auditors stated that our financial statements for the year ended December 31, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses for the year ended December 31, 2007 in the amount of $15,619,897. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

On October 10, 2007, we issued 3,650,000 shares of Series B Convertible Preferred Stock to our officers and directors which are convertible into 36,500,000 shares of common stock and, in the aggregate, have the right to cast 365,000,000 million votes in any vote by our shareholders. Combined with the number of shares of common stock held by our officers and directors, they have the right to cast approximately 50.3% of all votes by our shareholders. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

•	election of our board of directors;

•	removal of any of our directors;

•	amendment of our certificate of incorporation or bylaws; and

•	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

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
DECEMBER 31, 2007 AND 2006

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

CYBERLUX CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Certified Public Accounting Firms	F-1 - F-2

Consolidated Balance Sheets at December 31, 2007 and 2006	F-3

Consolidated Statements of Operations for the Years ended December 31, 2007 and 2006	F-4

Consolidated Statement of Deficiency in Stockholders' Equity for the Years ended December 31,2007 and 2006	F-5 - F-9

Consolidated Statements of Cash Flows for the Years ended December 31, 2007 and 2006	F-10

Notes to Consolidated Financial Statements	F-11 - F-42

 Turner, Jones & Associates, PLLC
Certified Public Accountants
108 Center Street, North, 2nd Floor
Vienna, Virginia 22180-5712
(703) 242-6500

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cyberlux Corporation and Subsidiaries
4625 Creekstone Drive, Suite 130
Research Triangle Park
Durham, NC 27703

We have audited the accompanying consolidated balance sheet of Cyberlux Corporation and subsidiaries as of December 31, 2007, and the related consolidated statements of income, stockholders' equity and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Cyberlux Corporation and subsidiaries as of and for the year ended December 31, 2006. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the period ended December 31, 2006, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberlux Corporation and subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements must have been prepared assuming the Company will continue as a going concern. As discussed in Note L to the consolidated financial statements, the Company has suffered recurring losses from operations, negative working capital, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note L. The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Vienna, Virginia
March 28, 2008

s/s Turner, Jones & Associates, PLLC

Turner, Jones & Associates, PLLC

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cyberlux Corporation
Durham, North Carolina

We have audited the accompanying consolidated balance sheet of Cyberlux Corporation (the "Company"), as of December 31, 2006 and the related consolidated statement of losses, deficiency in stockholders' equity, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RBSM LLP (Formerly known as RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP)
Certified Public Accountants

New York, NY
April 26, 2007

CYBERLUX CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
Current assets:
Cash & cash equivalents	$626	$395,812
Accounts receivable, net of allowance for doubtful accounts of $8,646 and $23,502, respectively	77,815	177,085
Inventories, net of allowance of $43,333	157,379	197,771
Other current assets	10,000	22,232
Total current assets	245,820	792,900

Property, plant and equipment, net of accumulated depreciation of $169,171 and $141,465, respectively	74,607	58,313

Other assets
Deposits	24,400	23,350
Patents and development costs, net of accumulated amortization of $819,639 and $293,750, respectively	3,155,335	2,294,224
Total other assets	3,179,735	2,317,574

Total Assets	$3,500,162	$3,168,787

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$33,178	$-
Accounts payable	733,538	564,875
Accrued liabilities	2,345,133	1,694,220
Short-term notes payable - related parties	397,064	454,162
Short-term notes payable	196,067	47,399
Short-term convertible notes payable	3,050,510	2,184,808
Total current liabilities	6,755,490	4,945,464

Long-term liabilities:
Derivative liability relating to convertible debentures	17,334,621	8,201,086
Warrant liability relating to convertible debentures	4,509,538	2,954,080
Total long-term liabilities	21,844,159	11,155,166

Total liabilities	28,599,649	16,100,630

Commitments and Contingencies

Redeemable Series A convertible preferred stock, $0.001 par value; 200 shares designated, 28.9806 and 38.9806 issued and outstanding as of December 31, 2007 and 2006, respectively; liquidation preference of $231,845 and $264,456 as of December 31, 2007 and 2006, respectively	144,900	194,900

DEFICIENCY IN STOCKHOLDERS' EQUITY
Class B convertible preferred stock, $0.001 par value, 3,650,000 shares designated; 3,650,000 and 800,000 shares issued and outstanding for December 31, 2007 and 2006, respectively; liquidation preference of $3,650,000 and 800,000 as of December 31, 2007 and 2006, respectively	3,650	800
Class C convertible preferred stock, $0.001 par value, 700,000 shares designated; 150,000 and 100,000 shares issued and outstanding for December 31, 2007 and 2006, respectively, liquidation preference of $18,522,000 and $17,640,000, as of December 31, 2007 and 2006, respectively	150	100
Common stock, $0.001 par value, 700,000,000 shares authorized; 552,342,881and 128,279,157 shares issued and outstanding as of December 31, 2007 and 2006, respectively	552,343	128,279
Subscription received	-	25,000
Additional paid-in capital	15,286,709	12,186,420
Accumulated deficit	(41,087,239)	(25,467,342)
Deficiency in stockholders' equity	(25,244,387)	(13,126,743)

Total liabilities and (deficiency) in stockholders' equity	$3,500,162	$3,168,787

The accompanying notes are an integral part of these financial statements

CYBERLUX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUE:	$721,148	$484,988
Cost of goods sold	(514,231)	(377,524)
Gross margin (loss)	206,917	107,464

OPERATING EXPENSES:
Depreciation	27,706	23,360
Research and development	164,793	225,770
General and administrative expenses	3,683,170	5,027,760
Total operating expenses	3,875,669	5,276,890

NET LOSS FROM OPERATIONS	(3,668,751)	(5,169,426)

Other income/(expense)	381,652	-
Debt forgiveness	-	36,799
Unrealized gain (loss) relating to adjustment of derivative and warrant liability to fair value of underlying securities	(9,620,645)	953,719
Interest expense, net	(2,645,375)	(2,585,708)
Debt acquisition costs	(66,778)	(10,784)

Net loss before provision for income taxes	(15,619,897)	(6,775,400)

Income taxes (benefit)	-	-

LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(15,619,897)	$(6,775,400)

Weighted average number of common shares outstanding-basic and assuming fully diluted	383,858,373	94,515,133

Loss per share-basic and assuming fully diluted	$(0.04)	$(0.07)

Preferred dividend	$96,000	$96,000

The accompanying notes are an integral part of these financial statements

CYBERLUX CORPORATION
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Balance as of January 1, 2006	800,000	$800	-	-	75,608,334	$75,607	$-	$6,382,570	$(18,691,942)	$(12,232,965)

Common stock issued in January 2006 in exchange for services rendered at $0.084 per share	-	-	-	-	3,000,000	3,000	-	249,000	-	252,000

Common stock issued in January 2006 in connection with conversion of preferred stock, Class A	-	-	-	-	190,000	190	-	18,810	-	19,000

Common stock issued in January 2006 in exchange for services rendered at $0.113 per share	-	-	-	-	100,000	100	-	11,200	-	11,300

Common stock issued in February 2006 in connection with conversion of preferred stock, Class A	-	-	-	-	229,032	230	-	22,674	-	22,904

Common stock issued in February 2006 in exchange for services rendered at $0.095 per share	-	-	-	-	10,000	10	-	940	-	950

Common stock issued in February 2006 in exchange for services rendered at $0.092 per share	-	-	-	-	1,500,000	1,500	-	136,500	-	138,000

Common stock issued in March 2006 as payment towards convertible debentures	-	-	-	-	791,369	792	-	30,863	-	31,655

Common stock issued in connection with options exercised at $0.085 per share	-	-	-	-	4,000,000	4,000	-	336,000	-	340,000

CYBERLUX CORPORATION
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Common stock issued in April 2006 in exchange for services rendered at $0.073 per share	-	-	-	-	492,752	493	-	35,478	-	35,971

Common stock issued in connection with options exercised at $0.081 per share	-	-	-	-	2,772,206	2,772	-	221,777	-	224,549

Common stock issued in May 2006 in exchange for services rendered at $0.08 per share	-	-	-	-	2,081,484	2,081	-	164,437		166,518

Common stock issued in connection with options exercised at $0.056 per share	-	-	-	-	6,000,000	6,000	(335,406)	329,406	-	-

Common stock issued in July 2006 in exchange for services rendered at $.042 per share	-	-	-	-	50,000	50	-	2,050	-	2,100

Fair value of 14,430,000 options granted to employees in July 2006	-	-	-	-	-	-	-	721,500	-	721,500

Common stock issued in August 2006 in exchange for services rendered at $0.06 per share	-	-	-	-	41,667	42	-	2,458		2,500

Common stock issued in August 2006 in exchange for services rendered at $0.051 per share	-	-	-	-	500,000	500	-	25,000		25,500

Common stock issued in August 2006 in connection with conversion of preferred stock, Class A	-	-	-	-	125,000	125	-	12,375		12,500

Common stock issued in September 2006 in exchange for services rendered at $0.067 per share	-	-	-	-	37,313	37	-	2,463		2,500

CYBERLUX CORPORATION
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Common stock issued in September 2006 in connection with conversion of preferred stock, Class A	-	-	-	-	475,000	475	-	47,025		47,500

Common stock issued in October 2006 as payment towards convertible debentures	-	-	-	-	4,000,000	4,000	-	79,539		83,539

Common stock issued in October 2006 in exchange for services rendered at $0.045 per share	-	-	-	-	500,000	500	-	22,000		22,500

Common stock issued in October 2006 in connection with conversion of preferred stock, Class A	-	-	-	-	25,000	25	-	2,475	-	2,500

Common stock issued in October 2006 in exchange for services rendered at $0.037 per share	-	-	-	-	2,600,000	2,600	-	93,600	-	96,200

Debt assumption in settlement of stock subscription in October 2006	-	-	-	-	-	-	335,406	-	-	335,406

Common stock issued in November 2006 as payment towards convertible debentures	-	-	-	-	12,000,000	12,000	-	126,300	-	138,300

Common stock issued in November 2006 in exchange for services rendered at $0.036 per share	-	-	-	-	1,700,000	1,700	-	59,500	-	61,200

Fair value of 20,5000,000 options granted to employees in November 2006	-	-	-	-	-	-	-	410,000	-	410,000

Common stock issued in December 2006 as payment towards convertible debentures	-	-	-	-	8,000,000	8,000	-	71,280	-	79,280

Common stock issued in December 2006 in exchange for services rendered at $0.035 per share	-	-	-	-	1,450,000	1,450	-	49,300	-	50,750

CYBERLUX CORPORATION
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Warrants exercised at $0.25 per share	-	-	-	-	-	-	25,000	-	-	25,000

Preferred Class C stock issued in connection with the acquisition of SPE Technologies, Inc.	-	-	100,000	100	-	-	-	2,519,900	-	2,520,000

Net loss	-	-	-	-	-	-	-	-	(6,775,400)	(6,775,400)

	800,000	800	100,000	100	128,279,157	128,279	25,000	12,186,420	(25,467,342)	(13,126,743)

Common stock issued in January 2007 as payment towards convertible debentures	-	-	-	-	25,564,000	25,564	-	221,932	-	247,496

Warrants exercised at $0.25 per share	-	-	-	-	100,000	100	(25,000)	24,900	-	-

Preferred Class C stock issued in connection with the acquisition of Hybrid Lighting Technologies, Inc.	-	-	50,000	50	-	-	-	768,450	-	768,500

Common stock issued in connection with the acquisition of Hybrid Lighting Technologies, Inc.	-	-	-	-	26,500,000	26,500	-	742,000	-	768,500

Common stock issued in January 2007 in connection with conversion of preferred stock, Class A	-	-	-	-	500,000	500	-	49,500	-	50,000

Common stock issued in February 2007 as payment towards convertible debentures	-	-	-	-	24,309,800	24,310	-	160,282	-	184,592

Common stock issued in March 2007 as payment towards convertible debentures	-	-	-	-	18,021,800	18,022	-	98,220	-	116,242

CYBERLUX CORPORATION
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Common stock issued in April 2007 as payment towards convertible debentures	-	-	-	-	33,357,000	33,357	-	121,197	-	154,554

Preferred stock issued in April 2007 as payment towards compensation	2,850,000	2,850	-	-	-	-	-	367,650	-	370,500

Common stock issued in April 2007 for services rendered at $0.011 per share	-	-	-	-	2,500,000	2,500	-	25,000		27,500

Common stock issued in April 2007 as payment towards related party debentures and related interest	-	-	-	-	5,226,182	5,226	-	99,298	-	104,524

Sale of warrants to purchase common stock in May 2007	-	-	-	-	-	-	-	150,000	-	150,000

Common stock issued in May 2007 as payment towards convertible debentures	-	-	-	-	48,579,100	48,579	-	57,766	-	106,345

Exercise of warrants in June 2007	-	-	-	-	32,216,950	32,217	-	95,282	-	127,499

Common stock issued in June 2007 as payment towards convertible debentures	-	-	-	-	60,418,910	60,419	-	25,709	-	86,128

Common stock issued in July 2007 as payment towards convertible debentures	-	-	-	-	90,328,573	90,328	-	11,499	-	101,827

Common stock issued in August 2007 as payment towards convertible debentures	-	-	-	-	11,568,802	11,569		(1,157)	-	10,412

Exercise of warrants in September 2007	-	-	-	-	18,022,607	18,023	-	13,201	-	31,224

Common stock issued in September 2007 for services rendered at $0.034 per share	-	-	-	-	26,650,000	26,650	-	63,960	-	90,610

Common stock issued in October 2007 for services rendered at $0.029 per share	-	-	-	-	200,000	200	-	5,600	-	5,800

Net loss	-	-	-	-	-	-	-	-	(15,619,897)	(15,619,897)
	3,650,000	$3,650	150,000	$150	552,342,881	$552,343	$-	$15,286,709	$(41,087,239)	$(25,244,387)

CYBERLUX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) available to common stockholders	$(15,619,897)	$(6,775,400)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation	27,706	23,360
Amortization	525,889	-
Fair value of options issued to officers and employees	-	1,131,500
Fair value of warrants issued for services rendered	-	67,410
Common stock issued in connection with services rendered	123,910	1,432,539
Common stock issued in settlement of debt	-	332,774
Preferred stock issued as compensation	370,500	-
Accretion of convertible notes payable	1,873,298	1,315,610
Gain on repurchase and cancellation of warrants	(381,652)	-
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	9,620,645	(953,719)
(Increase) decrease in:
Accounts receivable	99,270	(167,661)
Inventories	40,392	140,326
Prepaid expenses and other assets	12,232	60,582
Deposits	(1,050)	(23,350)
Increase (decrease) in:
Cash overdraft	33,178	-
Accounts payable	168,663	(93,055)
Accrued liabilities	654,870	882,063
Net cash (used in) operating activities	(2,452,046)	(2,627,021)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with acquisition of Hybrid Lighting Technologies, Inc	150,000	-
Net cash acquired in connection with acquisition of SPE Technologies	-	250,000
Payments towards patent rights	-	(5,685)
Acquisition of fixed assets	(44,000)	(18,540)
Net cash provided by (used in) investing activities:	106,000	225,775

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debentures	1,000,000	1,830,000
Proceeds from exercise of warrants	158,723	25,000
Proceeds from sale of warrants	600,000	-
Net proceeds (payments) from borrowing on long term basis	148,668	479,402
Net proceeds (payments) to notes payable, related parties	43,469	(13,000)
Net cash provided by (used in) financing activities:	1,950,860	2,321,402

Net increase (decrease) in cash and cash equivalents	(395,186)	(79,844)
Cash and cash equivalents at beginning of period	395,812	475,656
Cash and cash equivalents at end of period	$626	$395,812

Supplemental disclosures:
Interest Paid	$-	$47,139
Income Taxes Paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) loss in adjustment of derivative and warrant liability to fair value of underlying securities	9,620,645	(953,719)
Fair value of options issued to officers and employees	-	1,131,500
Common stock issued for services rendered	123,910	1,432,539
Common stock issued in settlement of debt	-	332,774
Preferred stock issued as compensation	370,500	-
Warrants issued for services rendered	-	67,410

The accompanying notes are an integral part of these financial statements

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Until December 31, 2004, the Company was a development state enterprise as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises ("SFAS No.7"). The Company develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2007, the Company has accumulated losses of $41,087,239.

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Accounts Receivables

Accounts Receivable are shown at December 31, 2007 and December 31, 2006 net of Allowance for Doubtful Accounts in the amounts of $ 8,646 and $23,502. Our policy is to provide an allowance when an Account becomes greater than 90 days past due. An account is charged off when it is determined by management to be uncollectible.

The Company presently utilizes the services of Prestige Capital to provide financing for our Accounts Receivable invoices. Prestige Capital advances seventy-five percent (75%) of the face value of the invoices submitted by the Company to Prestige Capital for financing. Prestige Capital holds in reserve the remaining twenty-five percent (25%) of the invoice value until the invoice is paid by the invoiced company to Prestige. Provided that there are no outstanding chargebacks or disputes, Prestige pays the reserve amount, less any financing fees due Prestige, on the Friday following the week in which the invoice is collected by Prestige from the Company receiving the invoice from the Company.

Prestige Capital’s financing fees are based on the number of days an invoice is outstanding from the date of the initial 75% advance payment. If the invoice is paid by the invoiced company within 30 days, a financing fee of three percent (3%) is paid to Prestige from the 25% reserve; if paid within 40 days a financing fee of four percent (4%) is paid to Prestige; if paid within 50 days a financing fee of five percent (5%) is paid to Prestige; if paid within 60 days a financing fee of six percent (6%) is paid to Prestige; and an additional one percent (1%) for each 10 day period thereafter until the invoice is paid by the invoiced company.

Inventories

Inventories are stated at the lower of cost or market determined by the average cost method. The Company provides inventory allowances based on estimates of obsolete inventories. Inventories consist of products available for sale to distributors and customers as well as raw material.

Components of inventories as of December 31, 2007 and 2006 are as follows:

	2007	2006
Component parts	$151,940	$239,441
Finished goods	48,772	60,990
	200,712	300,431
Less: allowance for obsolete inventory	(43,333)	(102,660)
	$157,379	$197,771

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

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

Furniture and fixtures	7 years
Office equipment	3 to 5 years
Leasehold improvements	5 years
Manufacturing equipment	3 years

Advertising costs

The Company expenses all costs of marketing and advertising as incurred. Marketing and advertising costs totaled $20,437 and $143,010 for the year ended December 31, 2007 and 2006, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company expenditures were $164,793 and $225,770 on research and product development for the year ended December 31, 2006 and 2005, respectively.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2007 and 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At December 31, 2007 and 2006, allowance for doubtful receivable was $8,646 and $23,502, respectively.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

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

Income taxes

The Company follows Statement of Financial Accounting Standard No.109, Accounting for Income Taxes (SFAS No.109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse

At December 31, 2007, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $40,000,000, expiring in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2007 are as follows:

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Income taxes (continued)

Non current:
Net operating loss carry forward	$14,000,000

Valuation allowance	(14,000,000)
Net deferred tax asset	$—

Patents

The Company acquired in December 2006, for $2,294,000, and January 2007, for $1,387,000, patents in conjunction with the acquisitions of SPE Technologies, Inc and Hybrid Lighting Technologies, Inc, respectively. The patents have an estimated useful life of 7 years. Accordingly, the Company recorded an amortization charge to current period earnings of $525,889 and $-0 for the years ended December 31, 2007 and 2006, respectively. Patents are comprised of the following:

December 31, 2006:

Description	Cost	Accumulated amortization and impairments	Net carrying value at December 31, 2006
Development costs	$293,750	$293,750	$-0-
Patents	2,294,224	-	2,294,224
Total	$2,587,974	$293,750	$2,294,224

December 31, 2007:

Description	Cost	Accumulated amortization and impairments	Net carrying value at December 31, 2007
Development costs	$293,750	$293,750	$-0-
Patents	2,294,224	327,746	1,966,478
Patents	1,387,000	198,143	1,188,857
Total	$3,974,974	$819,639	$3,155,335

During the years ended December 31, 2007 and 2006, the Company management preformed an evaluation of its intangible assets (Patents) for purposes of determining the implied fair value of the assets at acquisition date(s). The tests indicated that the recorded remaining book value of its patents did not exceed their fair value, as determined by discounted cash flows. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

2008	$525,889
2009	525,889
2010	525,889
2011	525,889
2012 and thereafter	1,051,779
Total	$3,155,335

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from operations of $15,619,897 for the year ended December 31, 2007. The Company's current liabilities exceeded its current assets by $6,509,670 as of December 31, 2007.

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the 10% Secured Convertible Debentures (see Note D). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the intrinsic method and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 528%; and risk free interest rate from 3.36% to 3.70%. The derivatives are classified as long-term liabilities.

Registration rights

In with raising capital through the issuance of Convertible Notes, the Company has issued convertible debentures and warrants in that have registration rights with liquidated damages for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the of the underlying embedded derivative and warrants at the date of issuance was recorded as liabilities on the balance sheet. Liquidated damages are estimated and accrued as a liability at each reporting date. The Company has accrued an estimated $816,856 in liquidation damages.

Recent accounting pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48). “Accounting for uncertainty in Income Taxes”. FIN 48 clarifies the accounting for Income Taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition and clearly scopes income taxes out of SFAS 5, “Accounting for Contingencies”. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet evaluated the impact of adopting FIN 48 on our consolidated financial position, results of operations and cash flows.

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company adopted FSP 00-19-2 in the preparation of the financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2007 and 2006 are as follows:

	2007	2006
Furniture and fixtures	$56,348	$61,855
Office and computer equipment	62,061	34,543
Leasehold improvements	21,989	-
Manufacturing equipment	103,380	103,380
	243,778	199,778
Less: accumulated depreciation	(169,171)	(141,465)
	$74,607	$58,313

During the years ended December 31, 2007 and 2006, depreciation expense charged to operations was $27,706 and $23,360, respectively.

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Accounts payable	$733,538	$564,875
Accrued interest and liquidation damages (see Note D below)	1,893,561	1,274,371
Accrued payroll and payroll taxes	155,661	122,669
Other accrued liabilities	295,911	297,180
Total	$3,078,671	$2,259,095

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D-CONVERTIBLE DEBENTURES

Notes payable at December 31, 2007 and 2006 are as follows:

	2007			2006
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
10% convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.50 per share. The Company is in violation of the loan covenants	$2,500	-	$2,500	$2,500	-	$2,500

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
	-	-	-	601,687	-	601,687

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
	1,094,091	158,665	935,426	1,500,000	700,183	799,817

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
	800,000	216,986	583,014	800,000	483,653	316,347

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
	$700,000	$231,416	$468,584	$700,000	$464,749	$235,251

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D-CONVERTIBLE DEBENTURES (continued)

2007			2006
Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
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
$500,000	$205,936	$294,064	$500,000	$372,603	$127,397

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
500,000	262,100	237,900	500,000	428,767	71,233

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
280,000	162,119	117,881	280,000	255,452	24,548

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
600,000	393,973	206,027	600,000	593,972	6,028

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
$400,000	$306,119	$93,881	-	-	-

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D-CONVERTIBLE DEBENTURES (continued)

2007			2006
Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
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
$150,000	$116,575	$33,425	$-	$-	$-

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
150,000	120,822	29,178	-	-	-

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
150,000	124,795	25,205	-	-	-

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
	150,000	126,575	23,425	-	-	-
	5,476,591	2,426,081	3,050,510	5,484,187	3,299,379	2,184,808
Less: current maturities:	(5,476,591)	(2,426,081)	(3,050,510)	(5,484,187)	(3,299,379)	(2,184,808)
Long term portion	$-0-	$-0-	$0-	$-0-	$-0-	$-0-

The Company entered into a Securities Purchase Agreement with four accredited investors on September 23, 2004 for the issuance of an aggregate of $1,500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 2,250,000 shares of the Company’s common stock. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due two years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.72 or b) 50% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The effective interest rate at the date of inception was 374.96% per annum.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D-CONVERTIBLE DEBENTURES (continued)

As of December 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for net proceeds of $1,186,281. The proceeds that the Company received were net of prepaid interest of $50,000 and related fees and costs of $263,719.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on September 23, 2004. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $1,099,953 and $400,047 to the embedded derivatives and related warrants, respectively.

The Securities Purchase Agreement contains the following covenants:

•	Requirement to pay principal and interest when due

•	Provide shares of the Company’s common stock to the Holder(s) upon exercise by the Holder(s)

•	Timely file a registration statement with the SEC and obtain effectiveness and maintain effectiveness

•	Maintain sufficient number of authorized shares, subject to Stockholder approval for full conversion of any remaining Security Purchase Agreement

•	Change of control

•	Trading market limitations

The Company agreed to file a registration statement with the SEC to affect the registration of the shares of its common stock underlying the Security Purchase Agreement and the warrants within 30 days from the date of receipt of written demand of the Investors. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 90 days after the date of the Securities Purchase Agreement. If the Registration Statement is not filed and/or not declared effective as described above, the Company will be required to pay liquidated damages in the form of cash or the Company’s common stock, at the Company’s discretion, in an amount equal to 2% of the unpaid principal balance per month to the date on which the Registrable Securities (in the opinion of counsel to the Initial Investors) may be immediately sold to the public without registration or restriction (including, without limitation, as to volume by each holder thereof) under the 1933 Act.

As of December 31, 2007 and 2006, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the years ended December 31, 2007 and 2006, the Company amortized the debt discount and charged to interest expense $-0- and $86,404, respectively.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D-CONVERTIBLE DEBENTURES (continued)

The Company entered into a Securities Purchase Agreement with four accredited investors on April 23, 2005 for the issuance of an aggregate of $1,500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 25,000,000 shares of the Company’s common stock. The Convertible Notes accrue interest at 10% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The effective interest rate at the date of inception was 270.43% per annum.

As of December 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for total proceeds of $1,352,067. The proceeds that the Company received were net of prepaid interest of $72,933 representing the first eight month’s interest and related fees and costs of $75,000.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on April 23, 2005. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $945,313 and $554,687 to the embedded derivatives and related warrants, respectively.

The Securities Purchase Agreement contains the following covenants:

•	Requirement to pay principal and interest when due

•	Provide shares of the Company’s common stock to the Holder(s) upon exercise by the Holder(s)

•	Timely file a registration statement with the SEC and obtain effectiveness and maintain effectiveness

•	Maintain sufficient number of authorized shares, subject to Stockholder approval for full conversion of any remaining Security Purchase Agreement

•	Change of control

•	Trading market limitations

The Company agreed to file a registration statement with the SEC to affect the registration of the shares of its common stock underlying the Security Purchase Agreement and the warrants within 30 days from the date of receipt of written demand of the Investors. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 90 days after the date of the Securities Purchase Agreement. If the Registration Statement is not filed and/or not declared effective as described above, the Company will be required to pay liquidated damages in the form of cash or the Company’s common stock, at the Company’s discretion, in an amount equal to 2% of the unpaid principal balance per month to the date on which the Registrable Securities (in the opinion of counsel to the Initial Investors) may be immediately sold to the public without registration or restriction (including, without limitation, as to volume by each holder thereof) under the 1933 Act.

As of December 31, 2007 and 2006, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D-CONVERTIBLE DEBENTURES (continued)

For the years ended December 31, 2007 and 2006, the Company amortized the debt discount and charged to interest expense $135,609 and $500,000, respectively.

The Company entered into a Securities Purchase Agreement with four accredited investors on October 24, 2005 for the issuance of $800,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 800,000 shares of the Company’s common stock. The Convertible Note accrues interest at 10% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.06 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The effective interest rate at the date of inception was 142.28% per annum.

As of December 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $800,000 in exchange for total proceeds of $775,000. The proceeds that the Company received were net of related fees and costs of $25,000.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on October 24, 2005. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $743,770 and $56,230 to the embedded derivatives and related warrants, respectively.

The Securities Purchase Agreement contains the following covenants:

•	Requirement to pay principal and interest when due

•	Provide shares of the Company’s common stock to the Holder(s) upon exercise by the Holder(s)

•	Timely file a registration statement with the SEC and obtain effectiveness and maintain effectiveness

•	Maintain sufficient number of authorized shares, subject to Stockholder approval for full conversion of any remaining Security Purchase Agreement

•	Change of control

•	Trading market limitations

The Company agreed to file a registration statement with the SEC to affect the registration of the shares of its common stock underlying the Security Purchase Agreement and the warrants within 30 days from the date of receipt of written demand of the Investors. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 90 days after the date of the Securities Purchase Agreement. If the Registration Statement is not filed and/or not declared effective as described above, the Company will be required to pay liquidated damages in the form of cash or the Company’s common stock, at the Company’s discretion, in an amount equal to 2% of the unpaid principal balance per month to the date on which the Registrable Securities (in the opinion of counsel to the Initial Investors) may be immediately sold to the public without registration or restriction (including, without limitation, as to volume by each holder thereof) under the 1933 Act.

As of December 31, 2007 and 2006, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D-CONVERTIBLE DEBENTURES (continued)

For the years ended December 31, 2007 and 2006, the Company amortized the debt discount and charged to interest expense $266,667 and $266,667, respectively.

The Company entered into a Securities Purchase Agreement with four accredited investors on December 28, 2005 for the issuance of $700,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes were warrants to purchase 700,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The effective interest rate at the date of inception was 158.81% per annum.

As of December 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $700,000 in exchange for total proceeds of $675,000. The proceeds that the Company received were net of related fees and costs of $25,000.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on December 28, 2005. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $655,921 and $44,079 to the embedded derivatives and related warrants, respectively.

The Securities Purchase Agreement contains the following covenants:

•	Requirement to pay principal and interest when due

•	Provide shares of the Company’s common stock to the Holder(s) upon exercise by the Holder(s)

•	Timely file a registration statement with the SEC and obtain effectiveness and maintain effectiveness

•	Maintain sufficient number of authorized shares, subject to Stockholder approval for full conversion of any remaining Security Purchase Agreement

•	Change of control

•	Trading market limitations

The Company agreed to file a registration statement with the SEC to affect the registration of the shares of its common stock underlying the Security Purchase Agreement and the warrants within 30 days from the date of receipt of written demand of the Investors. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 90 days after the date of the Securities Purchase Agreement. If the Registration Statement is not filed and/or not declared effective as described above, the Company will be required to pay liquidated damages in the form of cash or the Company’s common stock, at the Company’s discretion, in an amount equal to 2% of the unpaid principal balance per month to the date on which the Registrable Securities (in the opinion of counsel to the Initial Investors) may be immediately sold to the public without registration or restriction (including, without limitation, as to volume by each holder thereof) under the 1933 Act.

As of December 31, 2007 and 2006, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D-CONVERTIBLE DEBENTURES (continued)

For the years ended December 31, 2007 and 2006, the Company amortized the debt discount and charged to interest expense $233,333 and $233,333, respectively.

The Company entered into a Securities Purchase Agreement with four accredited investors on March 31, 2006 for the issuance of $500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 19,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The effective interest rate at the date of inception was 11.01% per annum.

As of December 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $460,000. The proceeds that the Company received were net of related fees and costs of $40,000.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on March 31, 2006. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $136,612 and $363,388 to the embedded derivatives and related warrants, respectively.

The Securities Purchase Agreement contains the following covenants:

•	Requirement to pay principal and interest when due

•	Provide shares of the Company’s common stock to the Holder(s) upon exercise by the Holder(s)

•	Timely file a registration statement with the SEC and obtain effectiveness and maintain effectiveness

•	Maintain sufficient number of authorized shares, subject to Stockholder approval for full conversion of any remaining Security Purchase Agreement

•	Change of control

•	Trading market limitations

The Company agreed to file a registration statement with the SEC to affect the registration of the shares of its common stock underlying the Security Purchase Agreement and the warrants within 30 days from the date of receipt of written demand of the Investors. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 90 days after the date of the Securities Purchase Agreement. If the Registration Statement is not filed and/or not declared effective as described above, the Company will be required to pay liquidated damages in the form of cash or the Company’s common stock, at the Company’s discretion, in an amount equal to 2% of the unpaid principal balance per month to the date on which the Registrable Securities (in the opinion of counsel to the Initial Investors) may be immediately sold to the public without registration or restriction (including, without limitation, as to volume by each holder thereof) under the 1933 Act.

As of December 31, 2007 and 2006, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D-CONVERTIBLE DEBENTURES (continued)

For the years ended December 31, 2007 and 2006, the Company amortized the debt discount and charged to interest expense $166,667 and $127,397, respectively.

The Company entered into a Securities Purchase Agreement with four accredited investors on July 28, 2006 for the issuance of $500,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 15,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 6% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The effective interest rate at the date of inception was 10.00% per annum.

As of December 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $490,000. The proceeds that the Company received were net of related fees and costs of $10,000.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on July 28, 2006. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $200,000 and $300,000 to the embedded derivatives and related warrants, respectively.

The Securities Purchase Agreement contains the following covenants:

•	Requirement to pay principal and interest when due

•	Provide shares of the Company’s common stock to the Holder(s) upon exercise by the Holder(s)

•	Timely file a registration statement with the SEC and obtain effectiveness and maintain effectiveness

•	Maintain sufficient number of authorized shares, subject to Stockholder approval for full conversion of any remaining Security Purchase Agreement

•	Change of control

•	Trading market limitations

The Company agreed to file a registration statement with the SEC to affect the registration of the shares of its common stock underlying the Security Purchase Agreement and the warrants within 30 days from the date of receipt of written demand of the Investors. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 90 days after the date of the Securities Purchase Agreement. If the Registration Statement is not filed and/or not declared effective as described above, the Company will be required to pay liquidated damages in the form of cash or the Company’s common stock, at the Company’s discretion, in an amount equal to 2% of the unpaid principal balance per month to the date on which the Registrable Securities (in the opinion of counsel to the Initial Investors) may be immediately sold to the public without registration or restriction (including, without limitation, as to volume by each holder thereof) under the 1933 Act.

As of December 31, 2007 and 2006, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D-CONVERTIBLE DEBENTURES (continued)

For the years ended December 31, 2007 and 2006, the Company amortized the debt discount and charged to interest expense $166,667 and $71,233, respectively.

The Company entered into a Securities Purchase Agreement with four accredited investors on September 26, 2006 for the issuance of $280,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 6% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The effective interest rate at the date of inception was 9.36% per annum.

As of December 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $280,000 in exchange for total proceeds of $259,858. The proceeds that the Company received were net of related fees and costs of $20,142.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on September 26, 2006. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $100,513 and $179,487 to the embedded derivatives and related warrants, respectively.

The Securities Purchase Agreement contains the following covenants:

•	Requirement to pay principal and interest when due

•	Provide shares of the Company’s common stock to the Holder(s) upon exercise by the Holder(s)

•	Timely file a registration statement with the SEC and obtain effectiveness and maintain effectiveness

•	Maintain sufficient number of authorized shares, subject to Stockholder approval for full conversion of any remaining Security Purchase Agreement

•	Change of control

•	Trading market limitations

The Company agreed to file a registration statement with the SEC to affect the registration of the shares of its common stock underlying the Security Purchase Agreement and the warrants within 30 days from the date of receipt of written demand of the Investors. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 90 days after the date of the Securities Purchase Agreement. If the Registration Statement is not filed and/or not declared effective as described above, the Company will be required to pay liquidated damages in the form of cash or the Company’s common stock, at the Company’s discretion, in an amount equal to 2% of the unpaid principal balance per month to the date on which the Registrable Securities (in the opinion of counsel to the Initial Investors) may be immediately sold to the public without registration or restriction (including, without limitation, as to volume by each holder thereof) under the 1933 Act.

As of December 31, 2007 and 2006, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D-CONVERTIBLE DEBENTURES (continued)

For the years ended December 31, 2007 and 2006, the Company amortized the debt discount and charged to interest expense $93,333 and $24,548, respectively.

The Company entered into a Securities Purchase Agreement with four accredited investors on December 20, 2006 for the issuance of $600,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 20,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 6% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The effective interest rate at the date of inception was 15.00% per annum.

As of December 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $600,000 in exchange for total proceeds of $590,000. The proceeds that the Company received were net of related fees and costs of $10,000.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on December 20, 2006. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $360,000 and $240,000 to the embedded derivatives and related warrants, respectively.

The Securities Purchase Agreement contains the following covenants:

•	Requirement to pay principal and interest when due

•	Provide shares of the Company’s common stock to the Holder(s) upon exercise by the Holder(s)

•	Timely file a registration statement with the SEC and obtain effectiveness and maintain effectiveness

•	Maintain sufficient number of authorized shares, subject to Stockholder approval for full conversion of any remaining Security Purchase Agreement

•	Change of control

•	Trading market limitations

The Company agreed to file a registration statement with the SEC to affect the registration of the shares of its common stock underlying the Security Purchase Agreement and the warrants within 30 days from the date of receipt of written demand of the Investors. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 90 days after the date of the Securities Purchase Agreement. If the Registration Statement is not filed and/or not declared effective as described above, the Company will be required to pay liquidated damages in the form of cash or the Company’s common stock, at the Company’s discretion, in an amount equal to 2% of the unpaid principal balance per month to the date on which the Registrable Securities (in the opinion of counsel to the Initial Investors) may be immediately sold to the public without registration or restriction (including, without limitation, as to volume by each holder thereof) under the 1933 Act.

As of December 31, 2007 and 2006, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D-CONVERTIBLE DEBENTURES (continued)

For the years ended December 31, 2007 and 2006, the Company amortized the debt discount and charged to interest expense $200,000 and $6,027, respectively.

The Company entered into a Securities Purchase Agreement with four accredited investors on April 18, 2007 for the issuance of $400,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The effective interest rate at the date of inception was 235.00% per annum.

As of December 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $400,000 in exchange for total proceeds of $360,000. The proceeds that the Company received were net of related fees and costs of $40,000.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on April 18, 2007. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $386,378 and $13,622 to the embedded derivatives and related warrants, respectively.

The Securities Purchase Agreement contains the following covenants:

•	Requirement to pay principal and interest when due

•	Provide shares of the Company’s common stock to the Holder(s) upon exercise by the Holder(s)

•	Timely file a registration statement with the SEC and obtain effectiveness and maintain effectiveness

•	Maintain sufficient number of authorized shares, subject to Stockholder approval for full conversion of any remaining Security Purchase Agreement

•	Change of control

•	Trading market limitations

The Company agreed to file a registration statement with the SEC to affect the registration of the shares of its common stock underlying the Security Purchase Agreement and the warrants within 30 days from the date of receipt of written demand of the Investors. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 90 days after the date of the Securities Purchase Agreement. If the Registration Statement is not filed and/or not declared effective as described above, the Company will be required to pay liquidated damages in the form of cash or the Company’s common stock, at the Company’s discretion, in an amount equal to 2% of the unpaid principal balance per month to the date on which the Registrable Securities (in the opinion of counsel to the Initial Investors) may be immediately sold to the public without registration or restriction (including, without limitation, as to volume by each holder thereof) under the 1933 Act.

As of December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D-CONVERTIBLE DEBENTURES (continued)

For the year ended December 31, 2007, the Company amortized the debt discount and charged to interest expense $93,881.

The Company entered into a Securities Purchase Agreement with four accredited investors on May 1, 2007 for the issuance of $150,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The effective interest rate at the date of inception was 80.83% per annum.

As of December 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on May 1, 2007. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $135,154 and $14,846 to the embedded derivatives and related warrants, respectively.

The Securities Purchase Agreement contains the following covenants:

•	Requirement to pay principal and interest when due

•	Provide shares of the Company’s common stock to the Holder(s) upon exercise by the Holder(s)

•	Timely file a registration statement with the SEC and obtain effectiveness and maintain effectiveness

•	Maintain sufficient number of authorized shares, subject to Stockholder approval for full conversion of any remaining Security Purchase Agreement

•	Change of control

•	Trading market limitations

The Company agreed to file a registration statement with the SEC to affect the registration of the shares of its common stock underlying the Security Purchase Agreement and the warrants within 30 days from the date of receipt of written demand of the Investors. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 90 days after the date of the Securities Purchase Agreement. If the Registration Statement is not filed and/or not declared effective as described above, the Company will be required to pay liquidated damages in the form of cash or the Company’s common stock, at the Company’s discretion, in an amount equal to 2% of the unpaid principal balance per month to the date on which the Registrable Securities (in the opinion of counsel to the Initial Investors) may be immediately sold to the public without registration or restriction (including, without limitation, as to volume by each holder thereof) under the 1933 Act.

As of December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D-CONVERTIBLE DEBENTURES (continued)

For the year ended December 31, 2007, the Company amortized the debt discount and charged to interest expense $33,425.

The Company entered into a Securities Purchase Agreement with four accredited investors on June 1, 2007 for the issuance of $150,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The effective interest rate at the date of inception was 91.87% per annum.

As of December 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on June 1, 2007. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $136,938 and $13,062 to the embedded derivatives and related warrants, respectively.

The Securities Purchase Agreement contains the following covenants:

•	Requirement to pay principal and interest when due

•	Provide shares of the Company’s common stock to the Holder(s) upon exercise by the Holder(s)

•	Timely file a registration statement with the SEC and obtain effectiveness and maintain effectiveness

•	Maintain sufficient number of authorized shares, subject to Stockholder approval for full conversion of any remaining Security Purchase Agreement

•	Change of control

•	Trading market limitations

The Company agreed to file a registration statement with the SEC to affect the registration of the shares of its common stock underlying the Security Purchase Agreement and the warrants within 30 days from the date of receipt of written demand of the Investors. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 90 days after the date of the Securities Purchase Agreement. If the Registration Statement is not filed and/or not declared effective as described above, the Company will be required to pay liquidated damages in the form of cash or the Company’s common stock, at the Company’s discretion, in an amount equal to 2% of the unpaid principal balance per month to the date on which the Registrable Securities (in the opinion of counsel to the Initial Investors) may be immediately sold to the public without registration or restriction (including, without limitation, as to volume by each holder thereof) under the 1933 Act.

As of December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D-CONVERTIBLE DEBENTURES (continued)

For the year ended December 31, 2007, the Company amortized the debt discount and charged to interest expense $29,178.

The Company entered into a Securities Purchase Agreement with four accredited investors on June 30, 2007 for the issuance of $150,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The effective interest rate at the date of inception was 85.51% per annum.

As of December 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on June 30, 2007. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $135,966 and $14,034 to the embedded derivatives and related warrants, respectively.

The Securities Purchase Agreement contains the following covenants:

•	Requirement to pay principal and interest when due

•	Provide shares of the Company’s common stock to the Holder(s) upon exercise by the Holder(s)

•	Timely file a registration statement with the SEC and obtain effectiveness and maintain effectiveness

•	Maintain sufficient number of authorized shares, subject to Stockholder approval for full conversion of any remaining Security Purchase Agreement

•	Change of control

•	Trading market limitations

The Company agreed to file a registration statement with the SEC to affect the registration of the shares of its common stock underlying the Security Purchase Agreement and the warrants within 30 days from the date of receipt of written demand of the Investors. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 90 days after the date of the Securities Purchase Agreement. If the Registration Statement is not filed and/or not declared effective as described above, the Company will be required to pay liquidated damages in the form of cash or the Company’s common stock, at the Company’s discretion, in an amount equal to 2% of the unpaid principal balance per month to the date on which the Registrable Securities (in the opinion of counsel to the Initial Investors) may be immediately sold to the public without registration or restriction (including, without limitation, as to volume by each holder thereof) under the 1933 Act.

As of December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D-CONVERTIBLE DEBENTURES (continued)

For the year ended December 31, 2007, the Company amortized the debt discount and charged to interest expense $25,205.

The Company entered into a Securities Purchase Agreement with four accredited investors on July 13, 2007 for the issuance of $150,000 of convertible notes (“Convertible Notes”) and attached to the Convertible Notes was warrants to purchase 10,000,000 shares of the Company’s common stock. The Convertible Note accrues interest at 8% per annum, payable quarterly, and are due three years from the date of the note. The note holder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for the 20 trading days before, but not including, conversion date. The effective interest rate at the date of inception was 85.13% per annum.

As of December 31, 2007, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

The Company's identified embedded derivatives related to the Securities Purchase Agreement entered into on July 13, 2007. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company allocate the relative fair values of the derivatives and related warrants as of the inception date of the Securities Purchase Agreement up to the proceeds amount and to fair value as of each subsequent balance sheet date. At the inception of the Securities Purchase Agreement, the Company allocated $135,903 and $14,097 to the embedded derivatives and related warrants, respectively.

The Securities Purchase Agreement contains the following covenants:

•	Requirement to pay principal and interest when due

•	Provide shares of the Company’s common stock to the Holder(s) upon exercise by the Holder(s)

•	Timely file a registration statement with the SEC and obtain effectiveness and maintain effectiveness

•	Maintain sufficient number of authorized shares, subject to Stockholder approval for full conversion of any remaining Security Purchase Agreement

•	Change of control

•	Trading market limitations

The Company agreed to file a registration statement with the SEC to affect the registration of the shares of its common stock underlying the Security Purchase Agreement and the warrants within 30 days from the date of receipt of written demand of the Investors. The Company also agreed to use its reasonable best efforts to cause the registration statement to be declared effective no later than 90 days after the date of the Securities Purchase Agreement. If the Registration Statement is not filed and/or not declared effective as described above, the Company will be required to pay liquidated damages in the form of cash or the Company’s common stock, at the Company’s discretion, in an amount equal to 2% of the unpaid principal balance per month to the date on which the Registrable Securities (in the opinion of counsel to the Initial Investors) may be immediately sold to the public without registration or restriction (including, without limitation, as to volume by each holder thereof) under the 1933 Act.

As of December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE D-CONVERTIBLE DEBENTURES (continued)

For the year ended December 31, 2007, the Company amortized the debt discount and charged to interest expense $23,425.

As of December 31, 2007, the Company has accrued $816,586 in default provision liabilities and liquidated damages relating the to the above described Securities Purchase Agreements.

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

•
The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received. The fair values of the detachable warrants and the embedded derivatives were determined under the Black-Scholes option pricing formula and the intrinsic method, respectively

•
Subsequent to the initial recording, the increase (or decease) in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase (or decrease) in the intrinsic value of the embedded derivatives of the convertible debentures are recorded as adjustments to the liabilities at December 31, 2006 and 2005, respectively.

•
The expense relating to the increase (or decrease) in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives is included as other income item as a gain or loss arising from convertible financing on the Company’s balance sheet.

•	Accreted principal of $3,048,010 and $2,182,308 as of December 31, 2007 and 2006, respectively.

NOTE E-WARRANT LIABILITY

Total warrant liability as of December 31, 2007 and 2006 is comprised of the following:

	2007	2006
Fair value of warrants relating to convertible debentures	$1,874,970	$2,759,305
Fair value of other outstanding warrants	2,634,568	194,775
Total	$4,509,538	$2,954,080

Warrants were valued at the date of inception and at December 31, 2007 and December 31, 2006 using the Black Scholes Option Pricing Model.

The assumptions used at December 31, 2007 and 2006 were as follows:

	2007	2006
Expected volatility	528%	391%
Expected dividend yield	-0-%	-0-%
Average risk free rate	3.45%	4.74%
Expected life (a)	1.01 to 6.53 yrs	0.89 to 7.00 yrs

(a)The expected option life is based on contractual expiration dates.

NOTE F - NOTE PAYABLE

Note payable as of December 31, 2007 and 2006, comprised of the following:

	2007	2006
Note payable, 24% interest per annum; due in 90 days; secured by specific accounts receivables	$196,067	$47,399

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE G - NOTES AND CONVERTIBLE NOTES PAYABLE-RELATED PARTY

Notes payable-related party is comprised of the following:

	2007	2006
Notes payable, 12% per annum; due on demand; unsecured	$147,714	$102,245

Notes payable, 10% per annum, due on demand; unsecured	249,350	251,350

Notes payable, 10% per annum, due on demand, convertible into the Company’s common stock after March 2007 at a conversion rate of $0.02 per share, unsecured	-	100,567
	397,064	454,162
Less: current maturities:	(397,064)	(454,162)
Long term portion:	$-	$-

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
DECEMBER 31, 2007 AND 2006

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

The warrants expired unexercised in the year ended December 31, 2006.

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE H -STOCKHOLDER'S EQUITY (continued)

Series B - Convertible Preferred stock (continued)

The holders of record of the Series B Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($1.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series B Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series B Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. For the year ended December 31, 2007 $ 380,000 in dividends were accumulated.

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

Common stock

The Company has authorized 700,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2007 and 2006, the Company has 552,142,881 and 128,279,157 shares issued and outstanding, respectively.

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE H -STOCKHOLDER'S EQUITY (continued)

Common stock (continued)

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

During the year ended December 31, 2007, holders converted 10 shares of preferred stock - Class A into 500,000 shares of common stock. Each share of preferred stock is convertible into 50,000 shares of common stock.

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE H -STOCKHOLDER'S EQUITY (continued)

Common stock (continued)

In October 2007, the Company issued 200,000 shares of its common stock in exchange for services rendered. The Company valued the shares issued at $5,800 which approximated the fair value of the shares issued during the periods the services were rendered.

NOTE I -STOCK OPTIONS AND WARRANTS

Class A Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2007:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.001	50,000,000	4.76	$0.001	50,000,000	0.001
0.02	50,000,000	4.43	0.02	50,000,000	0.02
0.03	25,000,000	2.38	0.03	25,000,000	0.03
0.10	991,500	1.42	0.10	991,500	0.10
0.25	58,500	1.00	0.25	58,500	0.25
0.50	50,000	0.78	0.50	50,000	0.50
1.05	100,000	1.00	1.05	100,000	1.05
0.03075	49,760,443	4.39	0.03075	49,760,443	0.03075	(a)
	175,960,443			175,960,443

(a)	See terms of warrants issued below

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2005	48,431,128	$0.42
Granted	68,750,000	0.07
Exercised	(100,000)	(0.025)
Canceled or expired	(17,186,128)	(0.64)
Outstanding at December 31, 2006	99,895,000	0.09
Granted	200,000,000	0.01525
Exercised	(50,239,557)	(0.03)
Canceled or expired	(73,695,000)	(0.07)
Outstanding at December 31, 2006	175,960,443	0.016

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

Warrants granted during the year ended December 31, 2007 totaling 50,000,000 were issued in connection with debt financing. The warrants are exercisable until five years after the date of issuance at a purchase price of $0.02 per share.

In the year ended December 31, 2007, the Company sold 100,000,000 five year warrants with an exercise price of 50% of the average closing price of the twenty trading days prior to warrant execution. The transaction, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host conversion feature, the Company is required to record a liability relating to warrants and as such has recorded the fair value of the embedded conversion feature, using the Black-Scholes option pricing method, as a liability for the current period.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE I -STOCK OPTIONS AND WARRANTS

Class A Warrants (continued)

In the year ended December 31, 2007, the Company sold 50,000,000 five year warrants with an exercise price of $0.001.

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at December 31, 2007:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.2125	2,000,000	5.96	$0.2125	2,000,000	$0.2125
0.2125	2,000,000	6.37	0.2125	2,000,000	0.2125
0.022	20,500,000	8.87	0.022	20,500,000	0.022
0.0295	4,000,000	7.35	0.0295	4,000,000	0.0295
0.04	14,430,000	8.57	0.04	14,430,000	0.04
0.10	9,502,307	6.26	0.10	9,502,307	0.10

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2005	34,000,000	$0.076
Granted	34,930,000	0.029
Exercised	(16,497,693)	0.037
Canceled or expired	-	-
Outstanding at December 31, 2006	52,432,307	0.0562
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	52,432,307	$0.0562

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE I -STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options (continued)

For the year ended December 31,2006:

Significant assumptions (weighted-average):
Risk-free interest rate at grant date	4.37%
Expected stock price volatility	373%
Expected dividend payout	-
Expected option life-years (a)	10

(a) The expected option life is based on contractual expiration dates.

The Company did not grant employee stock options in the year ended December 31, 2007.

NOTE H -RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 10% to 12% per annum. As of December 31, 2007 and 2006, the balance due to the officers was $397,064 and $454,162, respectively.

NOTE J -COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Operating Lease Commitments

The Company leases office space in Durham, NC on a six year lease expiring December 31, 2012, for an annualized rent payment of $88,020. Additionally the Company leases warehouse space on a month to month basis for $550 per month. For the years ended December 31, 2007 and December 31, 2006, rent expense was $81,266 and 58,406, respectively. At December 31, 2007, schedule of the future minimum lease payments is as follows:

2008	88,020
2009	88,020
2010	88,020
2011	88,020
2012	88,020

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

On September 13, 2007, Britannia Law Office commenced an action against us and our President, Mark D. Schmidt, in the General Court of Justice, Superior Court Division, Durham County. North Carolina, alleging breach of contract, additional payments due under contract, unjust enrichment, fraud and unfair trade practices arising out of a consultant agreement. Plaintiff seeks compensation pursuant to a consulting agreement of $30,000 and the issuance of five million shares of the Company’s common stock. These motions are currently pending. We believe that their claims are without merit and we will vigorously defend these claims.

Loss Per Share

The following table presents the computation of basic and diluted loss per share:

	For the year ended December 31,
	2007	2006
Net (loss) available to common stockholders	$(15,619,897)	$(6,775,400)
Basic and diluted (loss) per share	(0.04)	(0.07)
Weighted average common shares outstanding	383,858,373	94,515,133

As of December 31, 2007 and 2006, 1,062,167,415 and 608,419,719 potential shares were excluded from the shares used to calculate loss per share as their inclusion would reduce net loss per share.

 CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE K - BUSINESS CONCENTRATION

Sales to 5 major customers approximated $ 538328.26 or 75% of total sales for the year ended December 31, 2007 (5 major customers approximated $189,968 or 39% of total sales for the year ended December 31, 2006).

Purchases from the Company's 5 major suppliers accounted for 74% of total purchases for the year ended December 31, 2007 (5 major suppliers accounted for 87.6% of total purchases for the year ended December 31, 2006).

NOTE L- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of December 31, 2007, the Company incurred accumulated losses of $41,087,239. The Company’s current liabilities exceeded its current assets by $6,509,670 as of December 31, 2007. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE M - SUBSEQUENT EVENTS

On January 23, 2008, the Company amended the Articles of Incorporation to increase its authorized shares of Common Stock, par value $.001, from 700,000,000 to 950,000,000 shares.

The Company completed an equity financing with St. George Investments, LLC (SGI), an Illinois limited liability company, on March 21, 2008 for $1,500,000. The equity financing is structured as a 25% discount to market Warrant transaction that provides $500,000 in capital at closing, followed by four traunches of $250,000 each. Each $250,000 traunch is staggered at 60-day intervals commencing in six months on September 22, 2008, which is the date that shares are salable pursuant to Rule 144 upon exercise of the Warrant. The Company issued 7,500,000 shares of Common Stock to SGI in order to induce the SGI to purchase the $1,500,000 Warrant. In addition, 6,763,300 additional shares of Common Stock were issued as Performance Stock in the name of SGI to remain in their original certificated form and remain in escrow with the law firm of Anslow & Jaclin, LLP acting as escrow agent. Once the Warrant transaction is complete, the Performance Stock will be returned out of escrow to the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 1, 2007, Cyberlux Corporation (the “Company”) advised RBSM LLP (Formerly known as Russell Bedford Stefanou Mirchandani LLP) (“RBSM”) that the firm was dismissed as the Company’s registered public accounting firm . The decision to dismiss RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on August 1, 2007. Except as noted in the paragraph immediately below, the reports of RBSM on the Company’s consolidated financial statements for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of RBSM on the Company’s consolidated financial statements as of and for the years ended December 31, 2006 and 2005 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company has suffered recurring losses from operations.

During the years ended December 31, 2006 and 2005, and through August 1, 2007, the Company has not had any disagreements with RBSM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to RBSM’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

During the years ended December 31, 2006 and 2005, and through August 1, 2007, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided RBSM with a copy of this Current Report on Form 8-K prior to its filing with the SEC, and requested that they furnish us with a letter addressed to the SEC stating whether they agree with the statements made in this Current Report, and if not, stating the aspects with which they do not agree. A copy of the letter provided from Russell Bedford Stefanou Mirchandani LLP is filed as Exhibit 16.1 to this Current Report on Form 8-K.

New independent registered public accounting firm

The Company engaged the firm of Turner, Jones & Associates, PLLC, as of August 1, 2007 as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2007. The decision to engage Turner, Jones & Associates, PLLC as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the August 1, 2007, the Company has not consulted with Turner, Jones & Associates, PLLC regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that Turner , Jones & Associates, PLLC concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.	any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A(T) - CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures. As of December 31, 2007, the Company’s management carried out an evaluation, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act).

Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the separation of duties involving the initiation, approval and recording of accounting and financial transactions provide effective and adequate controls. In addition, the Company employs the services of an independent consultant to review our reporting procedures and insure compliance with regulatory reporting requirements.

However, a review of the summarizing and reporting aspects of transactions identified several areas of deficiency as follows:

Deficiency

The present electronic accounting system cannot produce periodic financial statements without the intervention of and additional work performed by the Chief Financial Officer. The present system has been used in its present form since the founding of the Company, and is no longer adequate to meet the reporting needs of a growing concern.

Solution

Management acquired new accounting software late in 2007. The design and installation of that software along with its implementation in January of 2008 should resolve the deficiency.

Deficiency

The present electronic accounting system does not provide for the efficient recording of transactions involving the movement of additions to and sales of product inventory accounts. While our review found no irregularities in the integrity of the information, the additional intervention on the part of accounting personnel to verify the information was determined not only to be cumbersome, but also presented the potential for misstatement.

Solution

The selection process of the accounting software acquired late in 2007, specifically addressed the need for an integrated, reliable solution to the recording and reporting of transactions involving inventory. The design and implementation of the new software in 2008 should resolve the deficiency.

Deficiency

The recording and reporting of periodic entries involving depreciation, amortization, accruals and other adjusting entries have been performed on a quarterly review basis only.

Solution

The design and implementation of the new accounting software in 2008 provides for the entry of periodic, repetitive transactions on a timely basis.

Deficiency

The receipts and disbursements of cash are handled through a single bank account. While our review found no irregularities, it is the opinion of management that controls can be better assured if multiple, special-purpose bank accounts are established.

Solution

Management will establish additional, special-purpose accounts to provide for increased control of the cash management function.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Set forth below are the directors and executive officers of the Company, their ages and positions held with the Company, as follows

Name	Age	Position

Donald F. Evans	73	Chief Executive Officer and Chairman of the Board of Directors
Mark D. Schmidt	42	President, Chief Operating Officer and Director
John W. Ringo	62	Secretary, Corporate Counsel and Director
Alan H. Ninneman	64	Senior Vice President and Director
David D. Downing	58	Chief Financial Officer and Treasurer

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

Audit Committee

We do not have an Audit Committee, our board of directors during 2007, performed some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. We do not currently have a written audit committee charter or similar document.

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

Executive Compensation

The following table sets forth the cash compensation of the Company’s newly elected executive officers and directors during of the years 2007, 2006, 2005, 2004 and 2003. The remuneration described in the table represents compensation received from Cyberlux Corporation and does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company’s business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer’s cash compensation.

Summary Compensation Table

	ANNUAL COMPENSATION
Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards($)	Options SARs (#)	LTIP Payouts ($)	All Other Compensation
	2007	180,000
Donald F. Evans	2006	180,000	0	0		5,500,000
	2005	180,000	0	0	-	4,250,000	-	-
CEO & Chairman	2004	180,000	0	0	-	550,000	-	-
	2003	180,000	0	0	-	700,000	-	-

	2007	69,000
John W. Ringo	2006	42,000	0	0	-	1,000,000
	2005	76,000	0	0	-	1,500,000	-	-
Secretary and	2004	70,500	0	0	-	400,000	-	-
Corporate Counsel	2003	102,000	0	0	-	250,000		-

	2007	69,000
Alan H. Ninneman	2006	42,000	0	0		1,000,000
	2005	76,000	0	0	-	1,000,000	-	-
Senior Vice President	2004	70,500	0	0	-	400,000	-	-
	2003	102,000	0	0	-	250,000

	2007	180,000
Mark D. Schmidt	2006	180,000	0	0	-	3,500,000
	2005	180,000	0	0	-	4,000,000	-	-
President & COO	2004	120,000	0	0	-	650,000	-	-
	2003	120,000	0		-	550,000	-	-

Annual compensation began accruing in the form of management fees as of July 2000. The compensation indicated in the table is the annualized amount of salary to be paid the respective officers in accordance with their employment agreements.

Option/SAR Grants in Last Fiscal Year

	NUMBER OFSECURITIES UNDERLYING OPTIONS/SARS	% OF TOTAL OPTIONS/SARS GRANTED TO EMPLOYEES IN FISCAL	EXERCISE OR BASE EXPIRATION
NAME	GRANTED (#)	YEAR	($/SH)	DATE
Donald F. Evans	7,000,000	45.83%	$0.02 /Sh	2013

John W. Ringo	1,500,000	8.33%	$0.02 /Sh	2013

Alan H. Ninneman	1,500,000	8.33%	$0.02 /Sh	2013

Mark D. Schmidt	6,000,000	29.16%	$0.02 /Sh	2013

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

On September 2, 2003, our Board approved a 2004 Incentive Stock Option Plan, which will provide 2,000,000 shares to underwrite options.

On April 8, 2004 our Board approved the 2005 Incentive Stock Option Plan that provides for 12,000,000 shares to underwrite options and on January 10, 2005, the Board approved the 2006 Plan that provides for 18,000,000 shares to underwrite options. On October 31, our Board approved the 2007 Plan that provides for 25,000,000 shares to underwrite options. On October 31, 2007, our Board approved the 2008 Plan that provides for 30,000,000 shares to underwrite options.

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

On September 12, 2007, we issued 26,650,000 shares of our common stock to our employees pursuant to an Incentive Stock Grant Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock on March 31, 2008, relating to the beneficial ownership of the Company’s common stock by those persons known to beneficially own more than 5% of the Company’s capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 566,806,183 shares of common stock outstanding.

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

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED(1)		PERCENTAGE OF CLASS (2)
Donald F. Evans	Common Stock	31,579,845	(3)	5.57%
4625 Creekstone Drive
Suite 130
Research Triangle Park
Durham, NC 27703

Mark D. Schmidt	Common Stock	22,808,748	(4)	4.04%
4625 Creekstone Drive
Suite 130
Research Triangle Park
Durham, NC 27703

Alan H. Ninneman	Common Stock	6,677,583	(5)	1.18%
4625 Creekstone Drive
Suite 130
Research Triangle Park
Durham, NC 27703

John W. Ringo	Common Stock	6,947,583	(6)	1.22%
4625 Creekstone Drive
Suite 130
Research Triangle Park
Durham, NC 27703

David Downing	Common Stock	3,000,000 (7)		0.52%
4625 Creekstone Drive
Suite 130
Research Triangle Park
Durham, NC 27703

All Officers and Directors	Common Stock	71,013,759	(8)	12.52%
As a Group (5 persons)

Donald F. Evans	Preferred B	1,000,000	27.39%

Mark D. Schmidt	Preferred B	1,000,000	27.39%

Alan H. Ninneman	Preferred B	550,000	13.69%

John W. Ringo	Preferred B	750,000	20.54%

David Downing	Preferred B	350,000	9.58%

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

(2) Based upon 566,806,183 shares issued and outstanding on March 31, 2008.

(3) Includes currently exercisable options to purchase 20,132,915 shares of common stock and 1,000,000 shares of Series B convertible preferred stock convertible into 10,000,000 shares of common stock and entitled to cast 100,000,000 votes at any meeting of shareholders.

(4) Includes currently exercisable options to purchase 15,480,198 shares of common stock and 1.000,000 shares of Series B convertible preferred stock convertible into 10,000,000shares of common stock and entitled to cast 100,000,000 votes at any meeting of shareholders.

(5) Includes currently exercisable options to purchase 3,694,597shares of common stock and 550,000 shares of Series B convertible preferred stock convertible into 5,500,000shares of common stock and entitled to cast 55,000,000 votes at any meeting of shareholders.

(6) Includes currently exercisable options to purchase 3,694,597 shares of common stock and 750,000 shares of Series B convertible preferred stock convertible into 7,500,000 shares of common stock and entitled to cast 75,000,000 votes at any meeting of shareholders.

(7) Includes currently exercisable options to purchase 1,500,000 shares of common stock and 350,000 shares of Series B convertible preferred stock convertible into 3,500,000 shares of common stock and entitled to cast 35,000,000 votes at any meeting of shareholders.

(8) Includes currently exercisable options to purchase 45,002,307 shares of common stock and 3.650.000 shares of Series B convertible preferred stock convertible into 36,500,000 shares of common stock and entitled to cast 365,000,000 votes at any meeting of shareholders.

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

In 2004, we issued 800,000 shares of Series B Convertible Preferred Stock to officers and directors in exchange for $723,670 of these management fees and $76,330 of the loan from Dave Downing, on a basis of 1 share of Series B Convertible Preferred Stock for $1 of debt owned. The management fees converted include $275,103 by Don Evans, $166,915 by John Ringo, $180,652 to Alan Ninneman and $101,000 to Mark Schmidt. These shares of Series B Convertible Preferred Stock have certain conversion rights and superior voting privileges as further described in the “Description of Securities” section herein. The Board of Directors, exercising their business judgment, determined that it was in the Company’s best interest to issue shares of Series B convertible preferred stock in lieu of accrued management fees. The Board of Directors determined that the terms of the transaction were as fair to the Company as any transactions that could have been made with unaffiliated parties. . On June 17, 2007, the Board of Directors amended the Certificate of Designation for the Series B Convertible Preferred Stock and increased the number of shares to be issued to officers and directors to 3, 650,000 shares.

Currently, there are still outstanding promissory notes totaling 397,064, which include $249,350 in unpaid management fees and promissory notes to officers totaling $147,714. The unpaid management fees include $90,916 owed to Don Evans; $82,348 to Al Ninneman and $76,086 to John Ringo. The outstanding promissory notes to officers include $17,745 to Al Ninneman, and $129,969 to Dave Downing. The promissory notes were issued to officers who lent us funds for working capital purposes. The promissory notes are payable on demand and accrue interest at an annual rate of 12%.

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

4.91
Securities Purchase Agreement dated as of April 16, 2007, by and among Cyberlux Corporation AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.92	Secured Convertible Note issued to AJW Offshore, Ltd., dated April 16, 2007.

4.93	Secured Convertible Note issued to AJW Qualified Partners, LLC, dated April 16,2007.

4.94	Secured Convertible Note issued to AJW Partners, LLC, dated April 16,2007.

4.95	Secured Convertible Note issued to New Millennium Capital Partners II, LLC.

4.96	Common Stock Purchase Warrant issued to AJW Offshore, Ltd., dated April 16,2007.

4.97	Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated April 16,2007.

4.98	Common Stock Purchase Warrant with AJW Partners, LLC, dated April 16,2007.

4.99	Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated April 16,2007.

4.100
Registration Rights Agreement, dated as of April 16,2007, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.101	Security Agreement, dated as of April 16,2007, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.102
Intellectual Property Security Agreement, dated as of April 16,2007, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.103	Securities Purchase Agreement dated as of May 3, 2007, by and among Cyberlux Corporation AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.104	Secured Convertible Note issued to AJW Offshore, Ltd., dated May 3, 2007.

4.105	Secured Convertible Note issued to AJW Qualified Partners, LLC, dated May 3, 2007.

4.106	Secured Convertible Note issued to AJW Partners, LLC, dated May 3, 2007.

4.107	Secured Convertible Note issued to New Millennium Capital Partners II, LLC.

4.108	Common Stock Purchase Warrant issued to AJW Offshore, Ltd., dated May 3, 2007.

4.109	Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated May 3, 2007.

4.110	Common Stock Purchase Warrant with AJW Partners, LLC, dated May 3, 2007.

4.111	Common Stock Purchase Warrant with New Millennium Capital Partners II, LLC, dated May 3, 2007.

4.112
Registration Rights Agreement, dated as of May 3, 2007, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.113	Security Agreement, dated as of May 3, 2007, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.114
Intellectual Property Security Agreement, dated as of May 3, 2007, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.115
Securities Purchase Agreement dated as of June 4, 2007, by and among Cyberlux Corporation AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.116	Secured Convertible Note issued to AJW Offshore, Ltd., dated June 4, 2007.

4.117	Secured Convertible Note issued to AJW Qualified Partners, LLC, dated June 4, 2007.

4.118	Secured Convertible Note issued to AJW Partners, LLC, dated June 4, 2007.

4.119	Secured Convertible Note issued to New Millennium Capital Partners II, LLC.

4.120	Common Stock Purchase Warrant issued to AJW Offshore, Ltd., dated June 4, 2007.

4.121	Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated June 4, 2007.

4.122	Common Stock Purchase Warrant with AJW Partners, LLC, dated June 4, 2007.

4.123	Common Stock purchase Warrant with New Millennium Capital Partners II, LLC, dated June 4, 2007.

4.124
Regstration Rights Agreement, dated as of June 4,2007, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.125	Security Agreement, dated as of June 4,2007, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.126
Intellectual Property Security Agreement dated as of June 4,2007 by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.127
Securities Purchase Agreement dated as of June 20, 2007, by and among Cyberlux Corporation AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.128	Secured Convertible Note issued to AJW Offshore, Ltd., dated June 20, 2007.

4.129	Secured Convertible Note issued to AJW Qualified Partners, LLC, dated June 20, 2007.

4.130	Secured Convertible Note issued to AJW Partners, LLC, dated June 20, 2007.

4.131	Secured Convertible Note issued to New Millennium Capital Partners II, LLC.

4.132	Common Stock Purchase Warrant issued to AJW Offshore, Ltd., dated June 20, 2007.

4.133	Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated June 20, 2007.

4.134	Common Stock Purchase Warrant with AJW Partners, LLC, dated June 20, 2007.

4.135	Common Stock purchase Warrant with New Millennium Capital Partners II, LLC, dated June 20, 2007.

4.136
Regstration Rights Agreement, dated as of June 20, 2007, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.137	Security Agreement, dated as of June 20, 2007, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.138
Intellectual Property Security Agreement dated as of June 20, 2007 by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.127
Securities Purchase Agreement dated as of July 13, 2007, by and among Cyberlux Corporation AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.128	Secured Convertible Note issued to AJW Offshore, Ltd., dated July 13, 2007.

4.129	Secured Convertible Note issued to AJW Qualified Partners, LLC, dated July 13, 2007.

4.130	Secured Convertible Note issued to AJW Partners, LLC, dated July 13, 2007.

4.131	Secured Convertible Note issued to New Millennium Capital Partners II, LLC.

4.132	Common Stock Purchase Warrant issued to AJW Offshore, Ltd., dated July 13, 2007.

4.133	Common Stock Purchase Warrant with AJW Qualified Partners, LLC, dated July 13, 2007.

4.134	Common Stock Purchase Warrant with AJW Partners, LLC, dated July 13, 2007.

4.135	Common Stock purchase Warrant with New Millennium Capital Partners II, LLC, dated July 13, 2007.

4.136
Regstration Rights Agreement, dated as of July 13, 2007, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.137	Security Agreement, dated as of July 13, 2007, by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

4.138
Intellectual Property Security Agreement dated as of July 13, 2007 by and among Cyberlux Corporation, AJW Partners, LLC, AJW Qualified Partners, LLC, AJW Offshore, Ltd. and New Millennium Capital Partners II, LLC.

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

14.1	Code of Conduct, filed as an exhibit to the annual report on Form 10-KSB filed with the
Commission on April 15, 2005 and incorporated herein by reference.

23.1	Consent of Turner Jones & Associates, PLLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Russell Bedford Stefanou Mirchandani LLP for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 was $47,500.

The aggregate fees billed for professional services rendered by Turner Jones & Associates, PLLC for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal year 2007 was $10,000.

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

CYBERLUX CORPORATION

Dated: March 31, 2008	By:	/s/ DONALD F. EVANS
Donald F. Evans Chief Executive Officer (Principal Executive Officer)

Dated: March 31, 2008	By:	/s/ DAVID D. DOWNING
David D. Downing Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ DONALD F. EVANS	Chief Executive Officer and	March 31, 2008
Donald F. Evans	Chairman of the Board of Directors

/s/ MARK D. SCHMIDT	President, Chief Operating Officer	March 31, 2008
Mark D. Schmidt	and Director

/s/ JOHN W. RINGO	Secretary, Corporate Counsel	March 31, 2008
John W. Ringo	and Director

/s/ ALAN H. NINNEMAN	Senior Vice President	March 31, 2008
Alan H. Ninneman	and Director