Form 10-Q
period 2008-03-31
CYBERLUX CORP
filed 2008-05-15
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

OR

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                      to

Commission File Number 000-33415

CYBERLUX CORPORATION
(Name of Small Business Issuer in Its Charter)

Nevada	91-2048978
(State of Incorporation)	(IRS Employer Identification No.)

4625 Creekstone Drive
Suite 130
Research Triangle Park
Durham, NC 27703

(Address of Principal Executive Offices)

(919) 474-9700

Issuer's Telephone Number

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated Filer	accelerated filer	non-accelerated filer	Smaller reporting Company

☐	☐	☐	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                  No ☒

Number of shares outstanding of the issuer’s Common Stock as of May 14, 2008: 581,806,183

CYBERLUX CORPORATION

Quarterly Report on Form 10-Q for the
Quarterly Period Ending March 31, 2008

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets:
	March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	3

	Condensed Consolidated Statements of Losses:
	Three months Ended March 31, 2008 and 2007 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows:
	Three months Ended March 31, 2008 and 2007 (Unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Information:
	March 31, 2008	6-32

Item 2.	Management Discussion and Analysis	33

Item 3.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

Signatures

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash & cash equivalents	$71,560	$626
Accounts receivable, net of allowance for doubtful accounts of $8,646	72,103	77,815
Inventories, net of allowance of $43,333	143,273	157,379
Other current assets	19,776	10,000
Total current assets	306,712	245,820

Property, plant and equipment, net of accumulated depreciation of $176,150 and $169,171, respectively	67,628	74,607

Other assets
Deposits	24,400	24,400
Patents and development costs, net of accumulated amortization of $951,111 and $819,639, respectively	3,023,863	3,155,335
Total other assets	3,048,263	3,179,735

Total Assets	$3,422,603	$3,500,162

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$-	$33,178
Accounts payable	851,250	733,538
Accrued liabilities	2,567,922	2,345,133
Short-term notes payable - related parties	407,823	397,064
Short-term notes payable	169,853	196,067
Short-term convertible notes payable	4,005,435	3,050,510
Total current liabilities	8,002,283	6,755,490

Long-term liabilities:
Derivative liability relating to convertible debentures	18,309,890	17,334,621
Warrant liability relating to convertible debentures	3,790,257	4,509,538
Total long-term liabilities	22,100,147	21,844,159

Total liabilities	30,102,430	28,599,649

Commitments and Contingencies

Redeemable Series A convertible preferred stock, $0.001 par value; 200 shares designated, 26.9806 and 28.9806 issued and outstanding as of March 31, 2008 and December 31, 2007, respectively; liquidation preference of $219,892 and $231,845 as of December 31, 2007 and 2006, respectively	134,900	144,900

DEFICIENCY IN STOCKHOLDERS' EQUITY
Class B convertible preferred stock, $0.001 par value, 3,650,000 shares designated; 3,650,000 shares issued and outstanding for March 31, 2008 and December 31, 2007; liquidation preference of $3,650,000 as of March 31, 2008 and December 31, 2007	3,650	3,650
Class C convertible preferred stock, $0.001 par value, 700,000 shares designated; 150,000 shares issued and outstanding for March 31, 2008 and December 31, 2007, liquidation preference of $3,863,240 and $3,823,230, as of March 31, 2008 and December 31, 2007, respectively	150	150
Common stock, $0.001 par value, 700,000,000 shares authorized; 566,806,181and 552,342,881 shares issued and outstanding as of March 31, 2008 and December 31, 2007	566,806	552,343
Additional paid-in capital	15,854,390	15,286,709
Accumulated deficit	(43,239,723)	(41,087,239)
Deficiency in stockholders' equity	(26,814,727)	(25,244,387)

Total liabilities and (deficiency) in stockholders' equity	$3,422,603	$3,500,162

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,
	2008	2007
REVENUE:	$186,839	$49,462
Cost of goods sold	(104,563)	(40,320)
Gross margin (loss)	82,276	9,142

OPERATING EXPENSES:
Depreciation	6,979	5,934
Research and development	152	69,713
General and administrative expenses	715,078	887,280
Total operating expenses	722,209	962,927

NET LOSS FROM OPERATIONS	(639,933)	(953,785)

Unrealized gain (loss) relating to adjustment of derivative and warrant liability to fair value of underlying securities	(255,988)	3,523,832
Interest expense, net	(796,642)	(527,800)
Debt acquisition costs	(459,921)	11,420

Net Income (loss) before provision for income taxes	(2,152,484)	2,053,667

Income taxes (benefit)	-	-

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(2,152,484)	$2,053,667

Weighted average number of common shares outstanding-basic	557,490,415	189,015,023

Weighted average number of common shares outstanding-fully diluted	Note A	Note A

Income (loss) per share-basic	$(0.00)	$0.01

Loss per share - fully diluted	Note A	Note A

Preferred dividend	$24,000	$24,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to common stockholders	$(2,152,484)	$2,053,667
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation	6,979	5,934
Amortization	131,472	131,473
Common stock issued in connection issuance of debt	385,108	-
Common stock issued in connection with services rendered	2,300	-
Beneficial conversion feature relating to convertible debenture	184,736	-
Accretion of convertible notes payable	454,925	401,096
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	255,988	(3,523,832)
(Increase) decrease in:
Accounts receivable	5,712	116,425
Inventories	14,106	(8,803)
Prepaid expenses and other assets	(9,776)	10,413
Increase (decrease) in:
Cash overdraft	(33,178)	-
Accounts payable	117,712	168,167
Accrued liabilities	222,790	97,604
Net cash (used in) operating activities	(413,611)	(547,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with acquisition of Hybrid Lighting Technologies, Inc	-	150,000
Acquisition of fixed assets	-	(11,316)
Net cash provided by investing activities:	-	138,684

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debentures	500,000	-
Proceeds from exercise of warrants	-	-
Proceeds from sale of warrants	-	-
Net proceeds (payments) from borrowing on long term basis	(26,214)	(26,107)
Net proceeds (payments) to notes payable, related parties	10,759	66,000
Net cash provided by financing activities:	484,545	39,893

Net increase (decrease) in cash and cash equivalents	70,934	(369,279)
Cash and cash equivalents at beginning of period	626	395,812
Cash and cash equivalents at end of period	$71,560	$26,533

Supplemental disclosures:
Interest Paid	$-	$-
Income Taxes Paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) loss in adjustment of derivative and warrant liability to fair value of underlying securities	255,988	(3,523,832)

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed financial statements should be read in conjunction with the December 31, 2007 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2007.
Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Until December 31, 2004, the Company was a development state enterprise as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises ("SFAS No.7"). The Company develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of March 31, 2008, the Company has accumulated losses of $43,239,723.

The consolidated financial statements include the accounts of its wholly owned subsidiaries, SPE Technologies, Inc. and Hybrid Lighting Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues are recognized in the period that products are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At March 31, 2008 and December 31, 2007, the Company did not have any deferred revenue.

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

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At March 31, 2008 and December 31, 2007, allowance for doubtful receivable was $8,646.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

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

Net Income (loss) Per Common Share

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three months ended March 31, 2007:

Three Months Ended March 31, 2007
Net income used in computing basic net income per share	$2,053,667
Impact of assumed assumptions:
Accretion of convertible debenture charged to interest expense	401,096
Impact of equity classified as liability:
Gain on warrant liability marked to fair value	(3,523,832)
Net loss in computing diluted net loss per share:	$(1,069,069)

The weighted average shares outstanding used in the basic net income per share computations for the three months ended March 31, 2007 was 189,015,023. In determining the number of shares used in computing diluted loss per share, the Company added approximately 1,201,705,941potentially dilutive securities for the three months ended March 31, 2007. The potentially dilutive securities added were mostly attributable to the warrants, options and convertible debentures outstanding. As a result, the diluted loss per share for the three months ended March 31, 2007 was $0.00.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Patents

The Company acquired in December 2006, for $2,270,000, and January 2007, for $1,387,000, patents in conjunction with the acquisitions of SPE Technologies, Inc and Hybrid Lighting Technologies, Inc, respectively. The patents have an estimated useful life of 7 years. Accordingly, the Company recorded an amortization charge to current period earnings of $131,472 for the three months ended March 31, 2008 and 2007. Patents are comprised of the following:

Description	Cost	Accumulated amortization and impairments	Net carrying value at March 31, 2008
Development costs	$293,750	$293,750	$-0-
Patents	2,294,224	409,683	1,884,541
Patents	1,387,000	247,678	1,139,322
Total	$3,974,974	$951,111	$3,023,863

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

Registration rights

In with raising capital through the issuance of Convertible Notes, the Company has issued convertible debentures and warrants in that have registration rights with liquidated damages for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the of the underlying embedded derivative and warrants at the date of issuance was recorded as liabilities on the balance sheet. Liquidated damages are estimated and accrued as a liability at each reporting date. The Company has accrued an estimated $620,659 in liquidation damages.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES

Notes payable at March 31, 2008 and December 31, 2007:

	March 31, 2008			December 31, 2007
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
10% convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.50 per share. The Company is in violation of the loan covenants	$2,500	-	$2,500	$2,500	-	$2,500

10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)	1,094,091	67,741	1,026,350	1,094,091	158,665	935,426

10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.6 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)	800,000	150,502	649,498	800,000	216,986	583,014

8% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights (see below)	$700,000	$173,242	$526,758	$700,000	$231,416	$468,584

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

	March 31, 2008			December 31, 2007
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
8% convertible debenture, due March 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$500,000	$164,384	$335,616	$500,000	$205,936	$294,064

6% convertible debenture, due July 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	500,000	220,548	279,452	500,000	262,100	237,900

6% convertible debenture, due September 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	280,000	138,849	141,151	280,000	162,119	117,881

6% convertible debenture, due December 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	600,000	344,110	255,890	600,000	393,973	206,027

8% convertible debenture, due April 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$400,000	$272,877	$127,123	$400,000	$306,119	$93,881

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

	March 31, 2008			December 31, 2007
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
8% convertible debenture, due May 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$150,000	$104,110	$45,890	$150,000	$116,575	$33,425

8% convertible debenture, due June 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	150,000	108,356	41,644	150,000	120,822	29,178

8% convertible debenture, due June 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	150,000	112,329	37,671	150,000	124,795	25,205

8% convertible debenture, due July 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	150,000	114,109	35,891	150,000	126,575	23,425

6% convertible debenture (warrant), maturing March 2015 with interest accruing until conversion. The warrant is exercisable at the greater of a) $0.012 or b) 75% of the average of three lowest intraday trading prices for the common stock on a principal market for twenty days before, but including, conversion date. The Company issued 6,763,300 shares of its common stock as security.	$500,000	-	500,000	$-	$-	$-

Less: current maturities:	5,976,591	(1,971,157)	(4,005,434)	(5,476,591)	(2,426,081)	(3,050,510)
Long term portion	$-0-	$-0-	$0-	$-0-	$-0-	$-0-

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

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

As of March 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for total proceeds of $1,352,067. The proceeds that the Company received were net of prepaid interest of $72,933 representing the first eight month’s interest and related fees and costs of $75,000.

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

As of March 31, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the three months ended March 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $90,925 and $123,288, respectively.

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

As of March 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $800,000 in exchange for total proceeds of $775,000. The proceeds that the Company received were net of related fees and costs of $25,000.

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

As of March 31, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the three months ended March 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $66,484 and $65,753, respectively.

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

As of March 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $700,000 in exchange for total proceeds of $675,000. The proceeds that the Company received were net of related fees and costs of $25,000.

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

As of March 31, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the three month period ended March 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $58,174 and $57,534, respectively.

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

As of March 31, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the three month period ended March 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $41,553 and $41,096, respectively.

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

As of March 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $490,000. The proceeds that the Company received were net of related fees and costs of $10,000.

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

As of March 31, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the three month period ended March 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $41,553 and $41,096, respectively.

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

As of March 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $280,000 in exchange for total proceeds of $259,858. The proceeds that the Company received were net of related fees and costs of $20,142.

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

As of March 31, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the three months period ended March 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $23,269 and $23,014, respectively.

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

As of March 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $600,000 in exchange for total proceeds of $590,000. The proceeds that the Company received were net of related fees and costs of $10,000.

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

As of March 31, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the three months ended March 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $49,863 and $49,315, respectively.

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

As of March 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $400,000 in exchange for total proceeds of $360,000. The proceeds that the Company received were net of related fees and costs of $40,000.

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

As of March 31, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the three months ended March 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $33,242 and $-0- , respectively.

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

As of March 31 2008, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

As of March 31, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the three months ended March 31, 2008, the Company amortized the debt discount and charged to interest expense $12,466.

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

As of March 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

As of March 31, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the three months ended March 31, 2008, the Company amortized the debt discount and charged to interest expense $12,466.

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

As of March 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

As of March 31, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the three months ended March 31, 2008, the Company amortized the debt discount and charged to interest expense $12,466.

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

As of March 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

As of March 31, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the three months ended March 31, 2008, the Company amortized the debt discount and charged to interest expense $12,466.

As of March 31, 2008, the Company has accrued $816,586 in default provision liabilities and liquidated damages relating the to the above described Securities Purchase Agreements.

On March 10, 2008, the Company sold a warrant to purchase 20,833,333 shares of its common stock at the greater of a) $0.012 or b) 75% of the average of three lowest intraday trading prices for the common stock on a principal market for twenty days before, but including, conversion date. The warrant exercise amount accrues interest at 0.5% per month until exercised.

Although described as a warrant, the instrument was considered a convertible debenture for accounting purposes.

In accordance with EITF 98-5, the Company recognized an imbedded beneficial conversion feature present in the convertible note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $184,736 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note payable. The debt discount attributed to the beneficial conversion feature charged to current period earnings as interest expense.

Additionally, in conjunction with the issuance of the above described debenture, the Company issued an aggregate of 6,763,300 and 7,500,000 shares of its common stock to be held as security and as a financing cost of the transaction, respectively. The charged a total of $385,109 of debt acquisition costs to current period earnings.

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

•	Accreted principal of $5,476,591 and $3,048,010 as of March 31, 2008 and December 31, 2007.

NOTE C-WARRANT LIABILITY

Total warrant liability as of March 31, 2008 and December 31, 2007 is comprised of the following:

	March 31, 2008	December 31, 2007
Fair value of warrants relating to convertible debentures	$1,574,985	$1,874,970
Fair value of other outstanding warrants	2,215,272	2,634,568
Total	$3,790,257	$4,509,538

Warrants were valued at the date of inception and at March 31, 2008 and December 31, 2007 using the Black Scholes Option Pricing Model.

The assumptions used at March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
Expected volatility	578%	528%
Expected dividend yield	-0-%	-0-%
Average risk free rate	1.62% to 2.06%	3.45%
Expected life (a)	1.62 to 6.28 yrs	1.01 to 6.53 yrs

(a)The expected option life is based on contractual expiration dates.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE D - NOTE PAYABLE

Note payable as of March 31, 2008 and December 31, 2007, comprised of the following:

	March 31, 2008	December 31, 2007
Note payable, 24% interest per annum; due in 90 days; secured by specific accounts receivables	$169,853	$196,067

NOTE E - NOTES AND CONVERTIBLE NOTES PAYABLE-RELATED PARTY

Notes payable-related party is comprised of the following:

	March 31, 2008	December 31, 2007
Notes payable, 12% per annum; due on demand; unsecured	$158,473	$147,714

Notes payable, 10% per annum, due on demand; unsecured	249,350	249,350
	407,823	397,064
Less: current maturities:	(407,823)	(397,064)
Long term portion:	$-	$-

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

In the year ended December 31, 2006, 9 of the Series A Preferred shareholders exercised the conversion right and exchanged 20.88 shares of Series A Preferred for 1,019,032 shares of the Company’s common stock

In the three months ended March 31, 2008, 1 of the Series A Preferred shareholders exercised the conversion right and exchanged 2 shares of Series A Preferred for 100,000 shares of the Company’s common stock

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE F -STOCKHOLDER'S EQUITY (continued)

Series A - Convertible Preferred stock (continued)

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

The holders of record of the Series A Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($5,000 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series A Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series A Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of the period ended March 31, 2008, $0 in dividends was accumulated.

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

The Company was required to record a liability relating to the detachable warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14. As such:

Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black- Scholes option pricing formula, are accrued as adjustments to the liabilities at March 31, 2008 and December 31, 2007, respectively.

The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants (noted above) is included as an other comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company's balance sheet.

The warrants expired unexercised in the year ended December 31, 2006.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE F -STOCKHOLDER'S EQUITY (continued)

Series B - Convertible Preferred stock

On February 19, 2004, the Company filed a Certificate of Designation creating a Series B Convertible Preferred Stock classification for 800,000 shares.

In January, 2004, the Company issued 800,000 shares of its Series B Preferred in lieu of certain accrued management service fees payable and notes payable including interest payable thereon totaling $800,000 to officers of the company. The shares of the Series B Preferred are non voting and convertible, at the option of the holder, into common shares at $0.10 per share per share. The shares issued were valued at $1.00 per share, which represented the fair value of the common stock the shares are convertible into. In connection with the transaction, the Company recorded a beneficial conversion discount of $800,000 - preferred dividend relating to the issuance of the convertible preferred stock. None of the Series B Preferred shareholders have exercised their conversion right and there are 800,000 shares of Series B Preferred shares issued and outstanding at March 31, 2008.

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

The holders of record of the Series B Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($1.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series B Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series B Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of March 31, 2008 $ 404,000 in dividends were accumulated.

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

In December 2006, the Company issued 100,000 shares of its Series C Preferred stock in conjunction with the acquisition of SPE Technologies, Inc. The shares of the Series C Preferred are non voting and convertible, at the option of the holder, into common shares one year from issuance. The number of common shares to be issued per Series C share is adjusted based on the average closing bid price of the previous ten days prior to the date of conversion based on divided into $25.20 The shares issued were valued at $25.20 per share, which represented the fair value of the common stock the shares are convertible into. None of the Series C Preferred shareholders have exercised their conversion right and there are 100,000 shares of Series C Preferred shares issued and outstanding at March 31, 2008.

The holders of record of the Series C Preferred shall be entitled to receive cumulative dividends at the rate of five percent per annum (5%), compounded quarterly, on the face value ($25.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series C Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, at the time of conversion. These dividends are not recorded until declared by the Company. As of March 31, 2008 $-0- in dividends were accumulated.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE F -STOCKHOLDER'S EQUITY (continued)

Common stock

The Company has authorized 950,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2008 and December 31, 2007, the Company has 566,806,181 and 552,142,881 shares issued and outstanding, respectively.

During the year ended December 31, 2007, holders converted 10 shares of preferred stock – Class A into 500,000 shares of common stock. Each share of preferred stock is convertible into 50,000 shares of common stock.

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

In January 2008, holders converted 2 shares of preferred stock – Class A into 100,000 shares of common stock. Each share of preferred stock is convertible into 50,000 shares of common stock.

In January 2008, the Company issued 100,000 shares of its common stock in exchange for services rendered. The Company valued the shares issued at $2,300, which approximated the fair value of the shares issued during the periods the services were rendered.

In February 2008, the Company issued 6,763,300 shares of its common stock as security in conjunction with the sale of a warrant (see Note B above). The Company valued the shares issued at $183,609, which approximated the fair value of the shares issued at the date of issuance, and charged current period earnings.

In February 2008, the Company issued 7,500,000 shares of its common stock in conjunction with the sale of a warrant (see Note B above). The Company valued the shares issued at $202,500, which approximated the fair value of the shares issued at the date of issuance, and charged current period earnings.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE G -STOCK OPTIONS AND WARRANTS

Class A Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2008:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.001	50,000,000	4.501	$0.001	50,000,000	0.001
0.02	50,000,000	4.18	0.02	50,000,000	0.02
0.03	25,000,000	2.13	0.03	25,000,000	0.03
0.10	991,500	1.17	0.10	991,500	0.10
0.25	58,500	0.75	0.25	58,500	0.25
0.50	50,000	0.53	0.50	50,000	0.50
1.05	100,000	0.75	1.05	100,000	1.05
0.03075	49,760,443	4.14	0.03075	49,760,443	0.03075	(a)
	175,960,443			175,960,443

(a)	See terms of warrants issued below

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	99,895,000	$0.09
Granted	200,000,000	0.01525
Exercised	(50,239,557)	(0.03)
Canceled or expired	(73,695,000)	(0.07
Outstanding at December 31, 2007	175,960,443	0.016
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2008	175,960,443	0.016

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE G -STOCK OPTIONS AND WARRANTS (continued)

Class A Warrants (continued)

In the year ended December 31, 2007, the Company sold 50,000,000 five year warrants with an exercise price of $0.001.

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.2125	2,000,000	5.71	$0.2125	2,000,000	$0.2125
0.2125	2,000,000	6.12	0.2125	2,000,000	0.2125
0.022	20,500,000	8.62	0.022	20,500,000	0.022
0.0295	4,000,000	7.10	0.0295	4,000,000	0.0295
0.04	14,430,000	8.32	0.04	14,430,000	0.04
0.10	9,502,307	6.01	0.10	9,502,307	0.10

Transactions involving stock options issued to employees are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2006	52,432,307	0.0562
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	52,432,307	0.0562
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2008	52,432,307	$0.0562

The Company did not grant employee stock options in the three month period ended March 31, 2008 and 2007.

NOTE H -RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 10% to 12% per annum. As of March 31, 2008 and December 31, 2007, the balance due to the officers was $407,823 and $397,064, respectively.

NOTE I -COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Operating Lease Commitments

The Company leases office space in Durham, NC on a six year lease expiring December 31, 2012, for an annualized rent payment of $88,020. Additionally the Company leases warehouse space on a month to month basis for $550 per month. At March 31, 2008, schedule of the future minimum lease payments is as follows:

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited)

NOTE I -COMMITMENTS AND CONTINGENCIES (continued)

2008	88,020
2009	88,020
2010	88,020
2011	88,020
2012	88,020

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There was no outstanding litigation as of March 31, 2008.

NOTE J - BUSINESS CONCENTRATION

Sales to 3 major customers approximated $185,368 or 98% of total sales for the thee months ended March 31, 2008 (3 major customers approximated $11,646 or 23% of total sales for the three months ended March 31, 2007).

Purchases from the Company's 5 major suppliers accounted for 81% of total purchases for the three months ended March 31, 2008 (3 major suppliers accounted for 43% of total purchases for the three months ended March 31, 2007).

NOTE L- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of March 31, 2008, the Company incurred accumulated losses of $43,239,723. The Company’s current liabilities exceeded its current assets by $7,695,571 as of March 31, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE M – SUBSEQUENT EVENTS

In April 2008, the Company borrowed a aggregate of $140,000. In conjunction with the borrowing, the Company issued a total of 10,000,000 shares of its common stock

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

To address the opportunity in the $12 billion general lighting market, we have developed a line of LED lighting products for the military, homeland security, and commercial markets. We design and engineer products that adapt technology advancements from semiconductor manufacturers, including Cree, Inc., for use in products that serve our selected markets.

Military / Homeland Security Business Development and Sales

On January 15, 2008, we announced today that we had been selected to provide portable task lighting for the City of New York's new 911 Public Safety Answering Center. Selected by Evans Consoles, the manufacturer of the new 911 Dispatch Command Consoles, our Portable LED Task Light will illuminate the work environment of the new 911 public safety call taking and dispatching operators. We received an initial order from Evans Consoles for 355 units valued at over $64,000.

Evans Consoles (www.evansonline.com), the world leader in the design and manufacture of mission-critical custom control room solutions, selected us to develop the LED Task Light in order to meet the energy-efficiency, durability and performance requirements of the new City of New York 911 Public Safety Answering Center (PSAC). Through our military specification (milspec) design/build process, we with collaborated Evans Consoles to develop a lighting solution for the public safety call center market. The resulting milspec LED Task Light will replace the traditional fluorescent task lighting fixtures typically used in existing call centers.

The milspec LED Task Light performs for over 50,000 hours without a lighting element replacement, and operates with up to 52% more energy efficiency on low lighting levels and up to 31% more energy efficiency on high lighting levels when compared to traditional fluorescent task lighting. Our milspec LED Task Lighting products provide up to 1000 lumens of illumination with 12 watts of power and utilize a patent-pending thermal management system for optimal lighting performance.

In addition, our milspec LED Task Light is the only LED task light available that is compatible with the Johnson Controls Personal Environments control center. The Johnson Control system is typically used by call center operators, including those in New York City, to control lighting, heating and air conditioning within their personal operating environment. The dual-arm milspec LED Task Light is adjustable and adaptable to any call center operator's lighting needs and is dimmed and controlled using the Johnson Controls system to vary the amount of light according to task.

On February 19, 2008, we announced today that we had received the first commitment for 80 BrightEye and 60 WatchDog Visible and Covert Portable Illumination Systems from the United States Air Force (USAF). This initial USAF order for our tactical lighting equipment equates to $3,318,646 in revenue, including spares and maintenance supplies. We project that operations will be cash flow positive with the fulfillment of these first USAF orders.

The 2008 Department of Defense Appropriations legislation contains $8.0 million for the equipping of the USAF with Cyberlux Portable Illumination Systems. As part of this $8.0 million budget, the USAF Air Mobility Command will first fulfill the requirements of the Operations, Installation and Mission Support commands for the BrightEye and WatchDog systems. The remaining $4.6 million appropriations will be allocated within the Air Mobility Command and other USAF commands during the remaining Fiscal Year 2008.

On March 24, 2008, we announced today that we had successfully completed the field demonstration of the new 4-meter tower-based BrightEye high-performance solid-state LED lighting system. The testing was conducted by us and the United States Air Force Air Mobility Command at Fort Huachuca, the home to the U.S. Army Intelligence Center, located in Arizona. The new BrightEye 4M Tower Portable Illumination System is the latest product we developed to fulfill the United States Air Force requirements for portable, light-weight, battery-powered visible and covert night vision- compatible lighting systems for air field support, aircraft maintenance and forward air base in-theater lighting capability.

The BrightEye 4M Tower Portable Illumination System was tested in both visible and covert lighting modes to demonstrate advanced lighting capability during various scenarios, including force protection and broad area security lighting, first responder rapid set up capability, night vision-compatible illumination for aircraft maintenance, and general operational lighting for ground operation support of supply aircraft such as the C-130. All testing scenarios met the Air Mobility Command (AMC) expectations, including illumination levels, power system runtimes, system weight levels and deployment set-up times.

The 2008 Department of Defense Appropriations legislation contains $8.0 million for the equipping of the United States Air Force (USAF) with our Portable Illumination Systems. Of the $8.0 million budget, the USAF Air Mobility Command will utilize $3.3M to fulfill initial Operations, Installation and Mission Support requirements. The remaining $4.6M will be allocated within the USAF for the purchase of various BrightEye systems including the Dual Lighthead Portable Illumination Systems and the new 4M Tower Portable Illumination System during the remaining Fiscal Year 2008.

In an earlier field test evaluation, the AMC determined that the BrightEye System is 97% smaller in footprint, weighs 94% less than the current diesel- powered incandescent lighting systems and saves an estimated 63% in daily operating costs. In addition, the AMC concluded that the BrightEye System provides versatile and economical tactical lighting capability as required by expeditionary forces across all U.S. armed services.

During 2006, we began pursuing the Military / Homeland Security market with a Cyberlux product category known as ‘Tactical Illumination Systems’ which provide bright white LED lighting and covert night vision-compatible lighting in a self-contained portable battery powered system. In September of 2006, we signed a contract with United States Air Force (USAF) to deliver a commercial off the shelf (COTS) version of our BrightEye product for use as an battery-powered visible and covert lighting for expeditionary military force deployment. In February of 2007, we delivered the BrightEye VAC product to the USAF for field testing and evaluation. In September of 2007, the USAF completed the field testing and reported that the BrightEye system provided a 54% annual operations and maintenance cost savings, a 63% daily operational cost savings, and a 97% space / 94% weight savings when compared to their current lighting system. As a result, we were successful in securing $8M in USAF acquisition budget in the 2008 Department of Defense budget. We are currently preparing to manufacture the first $5M in USAF purchase orders for BrightEye systems. We believe that the remaining $3M will be purchased during the 2008 fiscal year, but we have yet to receive commitments to confirm the mix of products to be purchased. In addition in December 2007, we received an order from the National Guard Bureau for $313,004 to supply 17 BrightEye Systems to the National Guard emergency responder units to be used as the tactical lighting solution for disaster response. We are currently producing and shipping BrightEye units to fulfill this purchase order by March 2008.

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

Results of Operations

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

REVENUES

Revenues for the three months ended March 31, 2008 were $186,839 as compared to $49,462 for the same period last year. The increase in revenue was attributed to sales of our Keon product to Bank of America in the amount of $181,636.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2008, were $722,209 as compared to $962,927 for the same period ended March 31, 2007. Included in the three months ended March 31, 2008 were $152 in expenses for research & development. This compares to $69,713 for the three months ended March 31, 2007.

We reported an unrealized loss for the change in fair value or warrants and debt derivatives of $(255,988) as compared to a gain of $3,523,832 for the same period last year. Although the change of $(255,988) is unrelated to our operating activities, the decrease in included in our reported net loss.

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

Liquidity and Capital Resources

As of March 31, 2008, we had a working capital deficit of $7,695,571. This compares to a working capital deficit of $509,670 as of December 31, 2007. Accrued interest on notes payable was $2,018,725 compared to accrued interest of $1,893,561 as December 31, 2007. Accounts payable as of March 31, 2008 were $851,250 and compares to $733,538 as compared to December 31, 2007. As a result of our operating losses for the three months ended March 31, 2008, we generated a cash flow deficit of $413,611 from operating activities. Cash flows from financing activities provided $484,545 primarily from the issuance of convertible debentures for the three months ended March 31, 2008.

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

Non-GAAP Financial Measures

The financial statements appearing in this quarterly report on Form 10-Q do not contain any financial measures which are not in accordance with generally accepted accounting procedures.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 5, 2007, we announced that we had commenced an action against AJW Partners, LLC, AJW Offshore, LTD., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC, (the “Defendants”) in the United States District Court for the Southern District of New York for violations of the anti-fraud provisions of the Securities Act of 1934, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, breach of implied covenant of good faith and fair dealing and conversion. The complaint alleges that the Defendants utilized an illegal trading scheme involving deceptive secured loan financings to convert shares of Company’s common stock for the Defendants’ own use and benefit. The trading scheme involved the Defendants manipulating the Company’s stock price downward by short sales. In addition the complaint seeks declaratory, injunctive and monetary relief. On September 17, 2007, AJW Partners, LLC, AJW Offshore, LTD., AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and AJW Master Fund, LTD, filed and action against us in the Supreme Court of the State of New York, County of New York alleging breach of contract. On September 26, 2007, we removed the state law complaint to federal court to join the federal court complaint. On March 17, 2008, the federal court having determined that it lacked subject matter jurisdiction over the state court complaint, remanded the case back to state court. On May 1, 2008, we filed our answer and affirmative and separate defenses and our counterclaims for declaratory, injunctive and monetary relief.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2008, holders converted 2 shares of preferred stock – Series A into 100,000 shares of common stock. Each share of preferred stock is convertible into 50,000 shares of common stock.

In January 2008, we issued 100,000 shares of its common stock in exchange for services rendered.

In February 2008, the Company issued 6,763,300 shares of its common stock as security in conjunction with the sale of a warrant.

In February 2008, the Company issued 7,500,000 shares of its common stock in conjunction with the sale of a warrant.

Item 3. Defaults Upon Senior Securities.

On August 21, 2007, we received a Notice of Default from AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC and AJW Offshore, LTD. (collectively, the “Investors”), claiming that we were purportedly in default of certain obligations under our notes issued to the Investors due to our failure to honor any further conversion of notes to common stock.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Subsequent Events.

In April 2008, we borrowed a aggregate of $140,000. In conjunction with the borrowing, the Company issued a total of 10,000,000 shares of its common stock.

On May 8, 2008, the Minnesota National Guard issued a Purchase Order for two BrightEye Portable Lighting Systems for a total purchase price of $36,824.
On May 9, 2008, the New York National Guard issued a Purchase Order for two BrightEye Portable Lighting Systems and two BrightEye Field Spare Parts kits for a total purchase price of $49,648.

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

CYBERLUX CORPORATION

Date: May 14, 2008	By:	/s/ DONALD F. EVANS
Donald F. Evans
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: May 14, 2008	By:	/s/ DAVID D. DOWNING
David D. Downing
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)