Form 10-Q
period 2008-06-30
CYBERLUX CORP
filed 2008-08-18
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended June 30, 2008

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

Large accelerated	accelerated filer	non-accelerated filer	Smaller reporting
Filer			Company

☐	☐	☐	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Number of shares outstanding of the issuer’s Common Stock as of August 18 , 2008: 700,153,199

CYBERLUX CORPORATION

Quarterly Report on Form 10-Q for the
Quarterly Period Ending June 30, 2008

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets:
	June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	3

	Condensed Consolidated Statements of Losses:
	Six months Ended June 30, 2008 and 2007 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows:
	Six months Ended June 30, 2008 and 2007 (Unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Information:
	June 30, 2008	6-36

Item 2.	Management Discussion and Analysis	37

Item 3.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	45

Item 5.	Other Information	45

Item 6.	Exhibits	46

Signatures		46

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash & cash equivalents	$1,015	$626
Accounts receivable, net of allowance for doubtful accounts of $8,646	130,984	77,815
Inventories, net of allowance of $43,333	69,211	157,379
Other current assets	18,793	10,000
Total current assets	220,003	245,820

Property, plant and equipment, net of accumulated depreciation of $183,129 and $169,171, respectively	60,649	74,607

Other assets:
Deposits	24,400	24,400
Patents and development costs, net of accumulated amortization of $1,082,584 and $819,639, respectively	2,892,390	3,155,335
Total other assets	2,916,790	3,179,735

Total Assets	$3,197,442	$3,500,162

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$47,505	$33,178
Accounts payable	956,258	733,538
Accrued liabilities	2,807,369	2,345,133
Short-term notes payable - related parties	418,823	397,064
Short-term notes payable	92,493	196,067
Short-term convertible notes payable	4,430,600	3,050,510
Total current liabilities	8,753,048	6,755,490

Long-term liabilities:
Derivative liability relating to convertible debentures	25,078,974	17,334,621
Warrant liability relating to convertible debentures	2,552,758	4,509,538
Total long-term liabilities	27,631,732	21,844,159

Total liabilities	36,384,780	28,599,649

Commitments and Contingencies

Redeemable Series A convertible preferred stock, $0.001 par value; 200 shares designated, 26.9806 and 28.9806 issued and outstanding as of June 30, 2008 and December 31, 2007; liquidation preference of $219,892 and $231,845 as of June 30, 2008 and December 31, 2007, respectively	134,900	144,900

DEFICIENCY IN STOCKHOLDERS' EQUITY
Class B convertible preferred stock, $0.001 par value, 3,650,000 shares designated; 3,650,000 shares issued and outstanding for June 30, 2008 and December 31, 2007; liquidation preference of $3,650,000 as of June 30, 2008 and December 31, 2007	3,650	3,650
Class C convertible preferred stock, $0.001 par value, 700,000 shares designated; 150,000 shares issued and outstanding for June 30, 2008 and December 31, 2007, liquidation preference of $3,910,490 and $3,823,230, as of June 30, 2008 and December 31, 2007, respectively	150	150
Common stock, $0.001 par value, 700,000,000 shares authorized; 601,806,181and 552,342,881 shares issued and outstanding as of June 30, 2008 and December 31, 2007	601,806	552,343
Additional paid-in capital	16,211,390	15,286,709
Accumulated deficit	(50,139,234)	(41,087,239)
Deficiency in stockholders' equity	(33,322,238)	(25,244,387)

Total liabilities and (deficiency) in stockholders' equity	$3,197,442	$3,500,162

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
REVENUE:	$145,067	$173,893	$331,906	$223,355
Cost of goods sold	(115,957)	(134,356)	(220,520)	(174,676)
Gross margin	29,110	39,537	111,386	48,679

OPERATING EXPENSES:
Depreciation	6,979	5,715	13,958	11,649
Research and development	1,234	9,772	1,386	79,485
General and administrative expenses	824,161	1,348,498	1,539,239	2,235,778
Total operating expenses	832,373	1,363,985	1,554,582	2,326,912

NET LOSS FROM OPERATIONS	(803,263)	(1,324,448)	(1,443,196)	(2,278,233)

Debt forgiveness	-	381,652	-	381,652
Unrealized loss relating to adjustment of derivative and warrant liability to fair value of underlying securities	(5,531,585)	(12,586,339)	(5,787,573)	(9,062,507)
Interest expense, net	(572,871)	(670,198)	(1,369,513)	(1,197,998)
Debt acquisition costs	8,209	(54,790)	(451,712)	(43,370)

Net loss before provision for income taxes	(6,899,511)	(14,254,123)	(9,051,995)	(12,200,456)

Income taxes (benefit)	-	-	-	-

LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(6,899,511)	$(14,254,123)	$(9,051,995)	$(12,200,456)

Weighted average number of common shares outstanding-basic and fully diluted	581,588,790	294,593,637	569,605,445	242,095,994

Loss per share-basic and fully diluted	$(0.01)	$(0.05)	$(0.02)	$(0.05)

Preferred dividend	$24,000	$24,000	$48,000	$48,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss available to common stockholders	$(9,051,995)	$(12,200,456)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation	13,958	11,649
Amortization	262,945	262,945
Common stock issued in connection issuance of debt	385,108	-
Common stock issued in connection with services rendered	72,300	27,500
Preferred stock issued as compensation	-	370,500
Gain on repurchase and cancellation of warrants		(381,652)
Beneficial conversion feature relating to convertible debenture	184,736	-
Accretion of convertible notes payable	880,090	924,892
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	5,787,573	9,062,507
(Increase) decrease in:
Accounts receivable	(53,169)	124,817
Inventories	88,168	47,135
Prepaid expenses and other assets	(8,793)	15,013
Increase (decrease) in:
Cash overdraft	14,327	-
Accounts payable	222,720	173,073
Accrued liabilities	462,236	159,757
Net cash (used in) operating activities	(739,796)	(1,402,320)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with acquisition of Hybrid Lighting Technologies, Inc	-	150,000
Acquisition of fixed assets	-	(15,128)
Net cash provided by investing activities:	-	134,872

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debentures	500,000	850,000
Proceeds from sale of common stock	322,000	-
Proceeds from exercise of warrants	-	127,499
Proceeds from sale of warrants	-	-
Net proceeds (payments) from borrowing on long term basis	(103,574)	(47,399)
Net proceeds (payments) to notes payable, related parties	21,759	8,500
Net cash provided by financing activities:	740,185	938,600

Net increase (decrease) in cash and cash equivalents	389	(328,848)
Cash and cash equivalents at beginning of period	626	395,812
Cash and cash equivalents at end of period	$1,015	$66,964

Supplemental disclosures:
Interest Paid	$-	$-
Income Taxes Paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) loss in adjustment of derivative and warrant liability to fair value of underlying securities	$5,787,573	$9,062,507
Common stock issued for services rendered	$72,300	$27,500
Preferred stock issued as compensation	$-	$370,500

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed financial statements should be read in conjunction with the December 31, 2007 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2007.

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Until December 31, 2004, the Company was a development state enterprise as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises ("SFAS No.7"). The Company develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of June 30, 2008, the Company has accumulated losses of $50,139,234.

The consolidated financial statements include the accounts of its wholly owned subsidiaries, SPE Technologies, Inc. and Hybrid Lighting Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues are recognized in the period that products are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At June 30, 2008 and December 31, 2007, the Company did not have any deferred revenue.

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

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At June 30, 2008 and December 31, 2007, allowance for doubtful receivable was $8,646.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

Net Income (loss) Per Common Share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three and six months ended June 30, 2008 and 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Patents

The Company acquired in December 2006, for $2,270,000, and January 2007, for $1,387,000, patents in conjunction with the acquisitions of SPE Technologies, Inc and Hybrid Lighting Technologies, Inc, respectively. The patents have an estimated useful life of 7 years. Accordingly, the Company recorded an amortization charge to current period earnings of $262,945 for the six months ended June 30, 2008 and 2007. Patents are comprised of the following:

Description	Cost	Accumulated amortization and impairments	Net carrying value at June 30, 2008
Development costs	$293,750	$293,750	$-0-
Patents	2,294,224	491,620	1,802,604
Patents	1,387,000	297,214	1,089,786
Total	$3,974,974	$1,082,584	$2,892,390

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the 10% Secured Convertible Debentures (see Note D). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the intrinsic method and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 611%; and risk free interest rate from 1.90% to 3.34%. The derivatives are classified as long-term liabilities.

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

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any that the adoption will have on its consolidated financial position results of operations or cash flows.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In June 2007, the Accounting Standards Executive Committee issued Statement of Position 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” (“SOP 07-1”). SOP 07-1 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies (the “Audit Guide”). SOP 07-1 was originally determined to be effective for fiscal years beginning on or after December 15, 2007, however, on February 6, 2008, FASB issued a final Staff Position indefinitely deferring the effective date and prohibiting early adoption of SOP 07-1 while addressing implementation issues.

In June 2007, the FASB ratified the consensus in EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development (R&D) activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 will be effective for fiscal years beginning after December 15, 2007. The Company does not expect that the adoption of EITF 07-3 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement. EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date. The Company has not yet evaluated the potential impact of adopting EITF 07-1 on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,“Goodwill and Other Intangible Assets”.  We are required to adopt FSP 142-3 on September 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption.  We are currently evaluating the impact of FSP 142-3 on our consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  We do not expect the adoption of SFAS No. 162 will have a material effect on our consolidated financial position, results of operations or cash flows.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  We are currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on our consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE B-CONVERTIBLE DEBENTURES
Notes payable at June 30, 2008 and December 31, 2007:

	June 30, 2008			December 31, 2007
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
10% convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.50 per share. The Company is in violation of the loan covenants	$2,500	-	$2,500	$2,500	-	$2,500

10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)	1,094,091	6,575	1,087,516	1,094,091	158,665	935,426

10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.6 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)	800,000	84,018	715,982	800,000	216,986	583,014

8% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights (see below)	$700,000	$115,068	$584,932	$700,000	$231,416	$468,584

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

	June 30, 2008			December 31, 2007
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
8% convertible debenture, due March 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$500,000	$122,831	$377,169	$500,000	$205,936	$294,064

6% convertible debenture, due July 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	500,000	178,995	321,005	500,000	262,100	237,900

6% convertible debenture, due September 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	280,000	115,580	164,420	280,000	162,119	117,881

6% convertible debenture, due December 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	600,000	294,247	305,753	600,000	393,973	206,027

8% convertible debenture, due April 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$400,000	$239,635	$160,365	$400,000	$306,119	$93,881

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

	June 30, 2008			December 31, 2007
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
8% convertible debenture, due May 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$150,000	$91,645	$58,355	$150,000	$116,575	$33,425

8% convertible debenture, due June 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	150,000	95,890	54,110	150,000	120,822	29,178

8% convertible debenture, due June 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	150,000	99,863	50,137	150,000	124,795	25,205

8% convertible debenture, due July 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	150,000	101,644	48,356	150,000	126,575	23,425

6% convertible debenture (warrant), maturing March 2015 with interest accruing until conversion. The warrant is exercisable at the greater of a) $0.012 or b) 75% of the average of three lowest intraday trading prices for the common stock on a principal market for twenty days before, but including, conversion date. The Company issued 6,763,300 shares of its common stock as security.	$500,000	-	500,000	$-	$-	$-

Less: current maturities:	5,976,591	(1,545,991)	4,430,600	5,476,591	(2,426,081)	3,050,510
Long term portion	$-0-	$-0-	$0-	$-0-	$-0-	$-0-

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

As of June 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for total proceeds of $1,352,067. The proceeds that the Company received were net of prepaid interest of $72,933 representing the first eight month’s interest and related fees and costs of $75,000.

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

As of June 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the six months ended June 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $152,090 and $33,660, respectively.

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

As of June 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $800,000 in exchange for total proceeds of $775,000. The proceeds that the Company received were net of related fees and costs of $25,000.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

As of June 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six months ended June 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $132,968 and $132,237, respectively.

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

As of June 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $700,000 in exchange for total proceeds of $675,000. The proceeds that the Company received were net of related fees and costs of $25,000.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

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

As of June 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six month period ended June 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $116,347 and $115,708, respectively.

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

As of June 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $460,000. The proceeds that the Company received were net of related fees and costs of $40,000.

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

The Securities Purchase Agreement contains the following covenants:

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

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

As of June 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six month period ended June 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $83,105 and $82,648, respectively.

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

As of June 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $490,000. The proceeds that the Company received were net of related fees and costs of $10,000.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

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

As of June 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six month period ended June 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $83,105 and $82,648, respectively.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

As of June 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $280,000 in exchange for total proceeds of $259,858. The proceeds that the Company received were net of related fees and costs of $20,142.

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

As of June 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the six months period ended June 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $46,539 and $46,283, respectively.

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

As of June 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $600,000 in exchange for total proceeds of $590,000. The proceeds that the Company received were net of related fees and costs of $10,000.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

As of June 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six months ended June 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $99,726 and $99,178, respectively.

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

As of June 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $400,000 in exchange for total proceeds of $360,000. The proceeds that the Company received were net of related fees and costs of $40,000.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

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

As of June 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six months ended June 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $66,484 and $26,667 , respectively.

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

As of June 30 2008, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

The Securities Purchase Agreement contains the following covenants:

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

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

As of June 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six months ended June 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $24,932 and $8,219, respectively.

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

As of June 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

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

As of June 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six months ended June 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $24,932 and $3,973.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
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

As of June 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

As of June 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the six months ended June 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $24,932 and $-0-, respectively.

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

As of June 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

As of June 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six months ended June 30, 2008, the Company amortized the debt discount and charged to interest expense $24,932.

As of June 30, 2008, the Company has accrued $816,586 in default provision liabilities and liquidated damages relating to the above described Securities Purchase Agreements.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

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

•	Accreted principal of $4,428,100 and $3,048,010 as of June 30, 2008 and December 31, 2007.

NOTE C-WARRANT LIABILITY

Total warrant liability as of June 30, 2008 and December 31, 2007 is comprised of the following:

	June 30, 2008	December 31, 2007
Fair value of warrants relating to convertible debentures	$1,049,986	$1,874,970
Fair value of other outstanding warrants	1,502,772	2,634,568
Total	$2,552,758	$4,509,538

Warrants were valued at the date of inception and at June 30, 2008 and December 31, 2007 using the Black Scholes Option Pricing Model.

The assumptions used at June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008	December 31, 2007
Expected volatility	611%	528%
Expected dividend yield	-0-%	-0-%
Average risk free rate	1.90%to 3.34%	3.45%
Expected life (a)	0.50 to 6.03 yrs	1.01 to 6.53 yrs

(a)The expected option life is based on contractual expiration dates.

NOTE D - NOTE PAYABLE

Note payable as of June 30, 2008 and December 31, 2007, comprised of the following:

	June 30, 2008	December 31, 2007
Note payable, 24% interest per annum; due in 90 days; secured by specific accounts receivables	$92,493	$196,067

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE E - NOTES AND CONVERTIBLE NOTES PAYABLE-RELATED PARTY

Notes payable-related party is comprised of the following:

	June 30, 2008	December 31, 2007
Notes payable, 12% per annum; due on demand; unsecured	$158,473	$147,714

Notes payable, 10% per annum, due on demand; unsecured	260,350	249,350
	418,823	397,064
Less: current maturities:	(418,823)	(397,064)
Long term portion:	$-	$-

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

In the year ended December 31, 2006, 9 of the Series A Preferred shareholders exercised the conversion right and exchanged 20.88 shares of Series A Preferred for 1,019,032 shares of the Company’s common stock

In the six months ended June 30, 2008, 1 of the Series A Preferred shareholders exercised the conversion right and exchanged 2 shares of Series A Preferred for 100,000 shares of the Company’s common stock

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE F -STOCKHOLDER'S EQUITY (continued)

Series A - Convertible Preferred stock (continued)

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

The holders of record of the Series A Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($5,000 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series A Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series A Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of the six month period ended June 30, 2008, $0 in dividends was accumulated.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE F -STOCKHOLDER'S EQUITY (continued)

Series A - Convertible Preferred stock (continued)

Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black- Scholes option pricing formula, are accrued as adjustments to the liabilities at June 30, 2008 and December 31, 2007, respectively.

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

In January, 2004, the Company issued 800,000 shares of its Series B Preferred in lieu of certain accrued management service fees payable and notes payable including interest payable thereon totaling $800,000 to officers of the company. The shares of the Series B Preferred are non voting and convertible, at the option of the holder, into common shares at $0.10 per share per share. The shares issued were valued at $1.00 per share, which represented the fair value of the common stock the shares are convertible into. In connection with the transaction, the Company recorded a beneficial conversion discount of $800,000 - preferred dividend relating to the issuance of the convertible preferred stock. None of the Series B Preferred shareholders have exercised their conversion right and there are 800,000 shares of Series B Preferred shares issued and outstanding at June 30, 2008.

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

The holders of record of the Series B Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($1.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series B Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series B Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of June 30, 2008 $ 428,000 in dividends were accumulated.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE F -STOCKHOLDER'S EQUITY (continued)

Series C - Convertible Preferred stock

On November 13, 2006, the Company filed a Certificate of Designation creating a Series C Convertible Preferred Stock classification for 100,000 shares. Subsequently amended on January 11, 2007 to 700,000 shares.

In December 2006, the Company issued 100,000 shares of its Series C Preferred stock in conjunction with the acquisition of SPE Technologies, Inc. The shares of the Series C Preferred are non voting and convertible, at the option of the holder, into common shares one year from issuance. The number of common shares to be issued per Series C share is adjusted based on the average closing bid price of the previous ten days prior to the date of conversion based on divided into $25.20 The shares issued were valued at $25.20 per share, which represented the fair value of the common stock the shares are convertible into. None of the Series C Preferred shareholders have exercised their conversion right and there are 100,000 shares of Series C Preferred shares issued and outstanding at June 30, 2008.

The holders of record of the Series C Preferred shall be entitled to receive cumulative dividends at the rate of five percent per annum (5%), compounded quarterly, on the face value ($25.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series C Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, at the time of conversion. These dividends are not recorded until declared by the Company. As of June 30, 2008 $-0- in dividends were accumulated.

Common stock

The Company has authorized 950,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2008 and December 31, 2007, the Company has 601,806,181 and 552,142,881 shares issued and outstanding, respectively.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE F -STOCKHOLDER'S EQUITY (continued)

Common stock (continued)

In August 2007, the Company issued 11,568,802 shares of its common stock on conversion of $10,412 of convertible debentures.

In September 2007, the Company issued 26,650,000 shares of its common stock in exchange for services rendered. The Company valued the shares issued at $90,610 which approximated the fair value of the shares issued during the periods the services were rendered.

In January 2008, holders converted 2 shares of preferred stock - Class A into 100,000 shares of common stock. Each share of preferred stock is convertible into 50,000 shares of common stock.

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

In June 2008, the Company issued 5,000,000 shares of its common stock in exchange for services rendered. The Company valued the shares issued at $70,000, which approximated the fair value of the shares issued during the periods the services were rendered.

NOTE G -STOCK OPTIONS AND WARRANTS

Class A Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2008:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.001	50,000,000	4.27	$0.001	50,000,000	0.001
0.02	50,000,000	3.93	0.02	50,000,000	0.02
0.03	25,000,000	1.88	0.03	25,000,000	0.03
0.10	991,500	0.93	0.10	991,500	0.10
0.25	58,500	0.50	0.25	58,500	0.25
0.50	50,000	0.28	0.50	50,000	0.50
1.05	100,000	0.50	1.05	100,000	1.05
0.06775	49,760,443	3.90	0.06775	49,760,443	0.03075	(a)
	175,960,443			175,960,443

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE G -STOCK OPTIONS AND WARRANTS (continued)

Class A Warrants (continued)

  (a) See terms of warrants issued below

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	99,895,000	$0.09
Granted	200,000,000	0.01525
Exercised	(50,239,557)	(0.03)
Canceled or expired	(73,695,000)	(0.07
Outstanding at December 31, 2007	175,960,443	0.016
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2008	175,960,443	0.016

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

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.2125	2,000,000	5.46	$0.2125	2,000,000	$0.2125
0.2125	2,000,000	5.87	0.2125	2,000,000	0.2125
0.022	20,500,000	8.37	0.022	20,500,000	0.022
0.0295	4,000,000	6.85	0.0295	4,000,000	0.0295
0.04	14,430,000	8.07	0.04	14,430,000	0.04
0.10	9,502,307	5.76	0.10	9,502,307	0.10

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE G -STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options (continued)

Transactions involving stock options issued to employees are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2006	52,432,307	0.0562
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	52,432,307	0.0562
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2008	52,432,307	$0.0562

The Company did not grant employee stock options in the six month period ended June 30, 2008 and 2007.

NOTE H -RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 10% to 12% per annum. As of June 30, 2008 and December 31, 2007, the balance due to the officers was $418,823 and $397,064, respectively.

NOTE I -COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Operating Lease Commitments

The Company leases office space in Durham, NC on a six year lease expiring December 31, 2012, for an annualized rent payment of $88,020. Additionally the Company leases warehouse space on a month to month basis for $550 per month. At June 30, 2008, schedule of the future minimum lease payments is as follows:

2008	88,020
2009	88,020
2010	88,020
2011	88,020
2012	88,020

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(Unaudited)

NOTE I -COMMITMENTS AND CONTINGENCIES (continued)

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There was no outstanding litigation as of June 30, 2008.

NOTE J - BUSINESS CONCENTRATION

Sales to 3 major customers approximated $137,284 or 93% of total sales for the six months ended June 30, 2008 (3 major customers approximated $167,223 or 96% of total sales for the six months ended June 30, 2007).

Purchases from the Company's 3 major suppliers accounted for 79% of total purchases for the six months ended June 30, 2008 (3 major suppliers accounted for 37% of total purchases for the six months ended June 30, 2007).

NOTE L- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of June 30, 2008, the Company incurred accumulated losses of $50,139,234. The Company’s current liabilities exceeded its current assets by $8,533,045 as of June 30, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE M - SUBSEQUENT EVENTS

The Company announced the retirement of Donald F. Evans as Chairman of its Board of Directors and CEO effective June 30, 2008. Mark D. Schmidt, President, COO and Director was appointed to serve as CEO effective July 1, 2008. John W. Ringo, Secretary, Corporate Counsel and Director was appointed to serve as Chairman.

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
Overview

We have been principally devoted to designing, developing and marketing advanced lighting systems that utilize white (and other) light emitting diodes as illumination elements.

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

For the military and Homeland Security portable illumination system products, our target markets include all branches of the military and all government orgainzations providing homeland security services, such as border control and airport security. For our retail products, our target customers include the home improvement and consumer goods retailers. In the commercial markets, our task and accent lighting products and emergency and security lighting products address the lighting needs in restaurants, hotels, hospitals, nursing homes, airports, shopping centers and multiple family complexes; long-term evacuation solutions for theaters, office and public buildings; reduced maintenance cost solutions for property managers as applied to walkway, corridor or landscape lighting

On April 8, 2008, we announced that we had competed our National Program budget forecast for solid-state lighting systems for use within the Department of Defense (DOD) and submitted this forecast to its sponsorship in the House of Representatives and Senate for 2009 Fiscal Year (October 1, 2008 to September 30, 2009) budget consideration.

We estimated the continuation of our Portable Illumination System National Program rollout within the DOD to be more than $25 million, which represents expanded demand for its tactical covert and visible lighting systems of over 300% from 2008 to 2009.

Although we have delivered its BrightEye and WatchDog Systems to certain commands within the USAF and the National Guard and the USAF has committed $3.3 million of the $8.0 million 2008 National Program budget for Portable Illumination Systems, these equipment requests, and the remaining $4.7M 2008 budget, remain unshipped pending designation of the National Stocking Numbers (NSNs) by the Defense Logistics Agency.

On April 17, 2008, we announced that we had been requested by the National Guard to participate in the Vigilant Guard 2008 Disaster Response Exercise in Beaufort, South Carolina from April 21st through April 24th. The Vigilant Guard event is designed to simulate the chaotic aftermath of an earthquake or terrorist attack and will include 50 specific missions designed to test emergency response, search and rescue, evacuation and distribution of goods capabilities. We will deploy a team of its specialists to operate the BrightEye 4M Tower Illumination Systems and the BrightEye Dual Lighthead Tactical Illumination Systems to provide rapid set-up and 'stadium-bright' lighting capability during the various exercises.

On April 24, 2008, we announced that we had received a purchase commitment for 10 BrightEye Dual Lighthead Tactical Illumination Systems from the Air National Guard. The initial Air National Guard order for 10 BrightEye Systems equates to $187,412 in revenue. In December 2007, the National Guard Bureau purchased 17 BrightEye Systems, a $313,004 purchase order, to equip the Nation's emergency response CERFP teams.

Over the last year, we have worked with select Air National Guard units to evaluate the BrightEye products in order to refine the capabilities of our portable visible and night-vision compatible illumination systems. The Air National Guard intends to deploy the 10 BrightEye Dual Lighthead Tactical Illumination Systems to Aviation Support Facilities across the country. The BrightEye Systems will be used for aircraft maintenance lighting, expeditionary base lighting and other high-intensity lighting applications that require rapid deployment and a small size/weight footprint.

On May 2, 2008, we announced that the U.S. Patent Office has recently awarded patent protection for 29 claims contained within two of our patent filings that address the apparatus and methods for providing multi-mode solid-state lighting. These 29 claims provide us with patent protection that extends to its WatchDog and BrightEye family of tactical lighting products, as well as other future product releases.

The claims awarded by the U.S. Patent Office address a broad array of solid-state lighting devices that are comprised of an array of light emitting diodes (LEDs) with a corresponding control circuit that provides the system with power sensing, motion sensing and ambient light sensing for system control, along with a localized electrical energy source that powers the array of LEDs for illumination, along with a reflector positioned proximate to the array of LEDs for reflecting and optimizing the light output of the LEDs.

In addition, the awarded claims address the method of operating an LED light device that operates by sensing electrical power information, sensing mode of illumination information provided by a user via a user interface, sensing LED intensity information provided by the user via the user interface, directing an array of LEDs to operate in either a spot-light mode of illumination, a flood-light mode of illumination, or a combined mode of illumination based upon the sensed mode of illumination information, and displaying the information to the user via a user interface based upon the sensed battery electrical power information, the sensed mode of illumination information, and the sensed LED intensity information.

The 29 claims awarded under the two patent filings create an extensible intellectual property platform for current tactical lighting system production and future lighting system development.

On May 12, 2008, we announced that the we had received the next in a series of multi-million dollar commitments from the United States Air Force (USAF). The new commitment represents an additional 50 WatchDog Visible and Covert Portable Illumination Systems, an additional 30 BrightEye Dual Lighthead Portable Illumination Systems and 40 BrightEye 4M Tower Portable Illumination Systems. This USAF order for our tactical lighting equipment equates to $2,189,245 in revenue, including spares and maintenance supplies. We projected that with aggregate USAF orders of over $5.5 million, operations will be profitable upon fulfillment of these orders.

The 2008 Department of Defense Appropriations legislation allocates $8.0 million for the equipping of the USAF with our Portable Illumination Systems. As part of this $8.0 million budget, the USAF Air Mobility Command is fulfilling the requirements of the Logistics, Operations, Installation and Mission Support commands for the BrightEye and WatchDog systems. The remaining $2.5 million in appropriations will be allocated within other USAF commands during Fiscal Year 2008 which ends September 30th.

On May 14, 2008, we announced that we had received purchase commitments from the New York Air National Guard, the New York National Guard Civilian Support Team, the Indiana National Guard and the Minnesota National Guard for BrightEye Tactical Illumination Systems. The BrightEye Systems are for immediate deployment to Iraq with the various state National Guard and Air National Guard units. The new orders total $163,005 in revenue.

Over the last year, we have supported the National Guard Bureau with the deployment of BrightEye systems to state-level National Guard and Air National Guard units. This effort has generated over $750,000 in orders and over $650,000 thus far in 2008, all incremental revenue to the $8.0 million Department of Defense Appropriations Budget for U.S. Air Force.

Over the last six months, the National Guard Bureau purchased 17 BrightEye Systems, a $313,004 purchase, to equip the Nation's emergency response CERFP teams and Air National Guard purchased 10 BrightEye Systems, a $187,412 purchase, to support the Aviation Support Facilities across the country. The BrightEye Systems will be used for maintenance lighting, expeditionary base lighting and general lighting applications that require rapid deployment and a small size/weight footprint. Most recently, Cyberlux has supported the Air National Guard's Emergency Medical Support (EMEDS) units with remote lighting capability provided by the BrightEye 4M Tower System, and the EMEDS units are now pursuing the BrightEye systems for field deployment.

On May 15, 2008, we announced today that we had received an invitation from the Boeing Intelligence & Security Systems Division to attend the Secure Border Initiative (SBInet) supplier briefing scheduled for May 22, 2008 in Washington, D.C.

In September of 2007, we were awarded the SBInet Toolkit Supplier Contract to supply the BrightEye Portable Visible and Covert 10 Meter Tower Lighting System as part of the SBInet's mobile command infrastructure. We are one of only two lighting companies, and the only solid-state LED lighting solutions company, to be awarded the SBInet Toolkit Supplier Contract for portable lighting. In November, we fulfilled the first system order from The Boeing Company associated with the SBInet deployment plans for the Mexican and Canadian borders.

On June 3, 2008, we announced that the Defense Logistics Agency has awarded National Stocking Numbers to our Portable Illumination System line of products. The Defense Logistics Agency (DLA), the largest combat support agency within the Department of Defense (DOD), is the source for nearly every supply item, whether for combat readiness, emergency preparedness or the day-to-day operations of the Army, Air Force, Navy, Marine Corps and federal agencies. National Stocking Numbers (NSNs) are standardized, officially recognized item numbers used by the United States Government, the North Atlantic Treaty Organization (NATO) and many governments around the world to purchase and manage billions of dollars worth of procurement annually. The assignment of NSNs will enable us to easily and efficiently expand our military customer base to the global military marketplace.

Our Portable Illumination Systems are designed as visible and night-vision compatible illumination systems for mission-critical tactical lighting that requires rapidly deployable, high-intensity lighting capability. Using advanced optics, advanced solid-state lighting technology, and light-weight advanced battery power, all contained in easily transportable wheeled cases, the WatchDog and BrightEye tactical lighting systems provide broad area visible white lighting and night-vision compatible IR lighting capable of operating all night on an advanced battery power system, capabilities not available in traditional lighting systems.

On June 26, 2008, we announced today that we had posted record revenues of $137,284 for the week ending June 20, 2008. The Company produced and shipped BrightEye Dual Lighthead System orders in record time for immediate deployment to Iraq with National Guard units from New York, Indiana and Minnesota. In addition, we verified that our production and distribution processes will support the output needed to fulfill the United States Air Force production requirements.

Over the last year, we have supplied BrightEye systems to state-level National Guard and Air National Guard units, generating $650,000 in revenue thus far in 2008. The National Guard and Air National Guard revenue is incremental to the 2008 Department of Defense Appropriations legislation that allocates $8.0 million for the equipping of the United States Air Force with our Portable Illumination Systems.

On June 30, 2008, we announced that our Board of Directors had unanimously approved Mark D. Schmidt, President and Chief Operating Officer, to succeed Donald F. Evans as Chief Executive Officer, effective July 1, 2008. The appointment of Mr. Schmidt concluded a two-year internal transition plan during which time Mr. Schmidt managed out operations. Mr. Evans, who founded the Company in 1999 and has led us as Chairman and Chief Executive Officer since 2000, is beginning a planned phased retirement at age 73. In conjunction with his retirement plan, Mr. Evans' estate advisors have proposed to privately place or otherwise liquidate up to 25% of his Cyberlux equity holdings over the next three years. In a related matter, our Board of Directors also unanimously appointed John W. Ringo, our Corporate Counsel and Company Director, as the new Chairman of the Board of Directors.

Results of Operations

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

REVENUES

Revenues for the six months ended June 30, 2008 were $331,906 as compared to $223,355 for the same period last year. The increase in revenue was attributed to sales of our BrightEye and Watchdog products into the military markets.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2008 were $1,554,582 as compared to $2,326,912 for the same period ended June 30, 2007. Included in the six months ended June 30, 2008 were $1,386 in expenses for research & development. This compares to $79,485for the six months ended June 30, 2007..

We reported an unrealized loss for the change in fair value or warrants and debt derivatives of $(5,787,573) as compared to a loss of $(9,062,507) for the same period last year. Although the change of $(3,274,934) is unrelated to our operating activities, the increase in included in our reported net loss.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

REVENUES

Revenues for the three months ended June 30, 2008 were $145,067as compared to $173,893for the same period last year.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2008 were $832,373 as compared to $1,363,985for the same period ended June 30, 2007.

We reported an unrealized loss for the change in fair value or warrants and debt derivatives of $(5,531,585) as compared to a loss of $12,586,339 for the same period last year. Although the change of $7,054,754 is unrelated to our operating activities, the decrease in included in our reported net loss.

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

Liquidity and Capital Resources

As of June 30, 2008, we had a working capital deficit of $(8,533,045) This compares to a working capital deficit of $(6,509,670) as of December 31, 2007. Accrued interest on notes payable was $2,147,872compared to accrued interest of $1,893,561 as December 31, 2007. Accounts payable as of June 30, 2008 were $956,258and compares to $733,538as compared to December 31, 2007. As a result of our operating losses for the six months ended June 30, 2008, we generated a cash flow deficit of $739,796from operating activities. Cash flows provided by investing activities was $-0-for the six months ended June 30, 2008 Cash flows from financing activities provided $740,185from the borrowing on a long term basis of $500,000 and the sale of common stock in the amount of $322,000, net of repayments of $81,815for the six months ended June 30, 2008.

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

ITEM 3. CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer, conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of June 30, 2008, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed summarized and reported within the time periods specified in the SEC’s rules and forms.

It is the responsibility of management to establish and maintain adequate internal controls over financial reporting. We believe that our internal controls over financial reporting are effective. However, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2007, Britannia Law Office commenced an action against us and our President, Mark D. Schmidt, in the General Court of Justice, Superior Court Division, Durham County. North Carolina, alleging breach of contract, additional payments due under contract, unjust enrichment, fraud and unfair trade practices arising out of a consultant agreement. We filed our answer on October 22, 2007. We are currently in the discovery phase. Motions are currently pending. We believe that their claims are without merit and we will vigorously defend these claims.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2008, we borrowed a aggregate of $122,000. In conjunction with the borrowing, we issued a total of 10,000,000 shares of our common stock..

In May 2008, we borrowed a aggregate of $63,000. In conjunction with the borrowing, we issued a total of 15,000,000 shares of our common stock..

In June 2008, we borrowed a aggregate of $49,000. In conjunction with the borrowing, we issued a total of 5,000,000 shares of our common stock..

In June 2008, we issued 5,000,000 shares to Donald F. Evans, our former CEO and Chairman of the Board pursuant to a Separation Agreement.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Subsequent Events.

In July 2008, we borrowed a aggregate of $83,300. In conjunction with the borrowing, we issued a total of 12,500,000 shares of our common stock..

On August 5, 2008, pursuant to a triggering event in a Securities Purchase Agreement, St. George Invesments, LLC (“SGI”), converted 3,573,670 shares of our officers’ Series B Convertible Preferred Stock to 35,736,700 shares of common stock.. SGI used 5,055,000 of these shares to cover a short position and hold the remaining 30,681,700 shares in escrow pending the completion of the financing transaction.

Item 6. Exhibits

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.

32.1	Certification by chief executive officer and chief financial officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERLUX CORPORATION

Date: August 18, 2008	By:	/s/ Mark D. Schmidt
Mark D. Schmidt
Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2008	By:	/s/ DAVID D. DOWNING
David D. Downing
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)