Form 10KSB/A
period 2007-12-31
CYBERLUX CORP
filed 2008-09-25
CIK 1138169

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
AMENDMENT NO. 1

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
(Title of Class)

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

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low price on September 19, 2008, was $3,840,787.

As of September 25, 2008, there were 717,713,999 shares of issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CYBERLUX CORPORATION
AMENDMENT NO 1
ANNUAL REPORT ON FORM 10-KSB
For the Fiscal Year Ended December 31, 2007

TABLE OF CONTENTS

PART II

ITEM 8A(T) CONTROLS AND PROCEDURES	2

SIGNATURE	5
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

EXPLANATORY NOTE

Cyberlux Corporation (the “Company”) is filing this Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2007 (“Amendment” or “2007 Form 10-KSB/A Report”) to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 that was filed with the Securities and Exchange Commission (“SEC”) on April 3, 2008.

The Company received a comment letter from the SEC requesting certain items to be amended in its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The amendments are all related to language that was inadvertently left out of Item 8A(T) and Exhibits 31.1 and 31.2. These amendments have no impact on the financial statement or earnings as previously reported. This 2007 Form 10-KSB/A Report includes currently-dated certifications from our Chief Executive Officer (the Company’s Principal Executive Officer) and Chief Financial Officer (the Company’s Principal Financial Officer), as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This 2007 Form 10-KSB/A does not reflect events occurring after the filing of the Form 10-K, or include or otherwise modify, the disclosure contained therein in any way except as expressly indicated above.

ITEM 8A(T) – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below. At the same time our disclosure controls and procedures can identify weaknesses in our financial reporting and control systems that require remediative action.

The evaluation conducted included the design, as well as the implementation, of the disclosure controls and procedures, and how the output produced was used in the preparation of this Form 10-KSB. In the course of performing this evaluation, particular attention was paid to identifying past, present and potential occurrences of data errors, problems of control, and the potential for fraud.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2007, our disclosure controls and procedures were not effective due to the material weakness described below, and because we didn’t provide Management’s Report on Internal Control over Financial Reporting as required by Item 308T(a) of regulation S-B

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for the establishment and maintenance of an adequate system of internal controls over financial reporting pursuant to the Securities and Exchange Act Rules 13a – 15(f) and 15d – 15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officers, and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

1.)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets.

2.)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors.

3.)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Our evaluation addressed every activity performed within the Company including, but not limited to, the collection, recording, storing, control and reporting of financial data.

Because of their inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be come inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Material Weakness

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2007, due to a control deficiency that we believe should be considered a material weakness. A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The present accounting system does not provide for the efficient recording of raw materials/work-in-process movements in and out of inventory. While our evaluation process found no irregularities, the additional intervention on the part of accounting department personnel to verify the transactions was determined to be both cumbersome, but also presented the opportunity for misstatement.

This deficiency was resolved during the 1st Quarter of 2008 with the acquisition and implementation of new accounting software. The attention paid to inventory transaction work flow during the evaluation and acquisition stage of software review, verified the correctness of data capture, recording, storage, reporting and control of both the financial as well as non-financial aspects of the transactions. Subsequent periodic testing of the transactions has determined the accuracy and reliability of the information.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the reality that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may be come inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accountants regarding internal control over financial reporting, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

CYBERLUX CORPORATION

Dated: September 25, 2008	By:	/s/ MARK D. SCHMIDT
Mark D. Schmidt
Chief Executive Officer (Principal Executive Officer)