Form 10-Q/A
period 2008-06-30
CYBERLUX CORP
filed 2008-09-25
CIK 1138169

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

Number of shares outstanding of the issuer’s Common Stock as of September 25, 2008: 717,713,199

CYBERLUX CORPORATION

Quarterly Report on Form 10-Q for the
Quarterly Period Ending June 30, 2008

Table of Contents

PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures	3

PART II. OTHER INFORMATION

Item 6. Exhibits	4

Signatures	4
EXHIBIT INDEX
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Explanatory Note

Cyberlux Corporation (“Cyberlux,” the “Company,” “we” or “our”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 ( the “Original Form 10-Q”), which was filed with the Securities and Exchange Commission (the “SEC”) on August 18, 2008, to amend Part 1, Item 3: Controls and Procedures, to revise our conclusions regarding the effectiveness of the Company’s internal control over financial reporting and disclosure controls and procedures.

Subsequent to the evaluation of the effectiveness of our internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Original Form 10-K”), it was determined that our disclosure controls and procedures were not effective due to a material weakness described below. We have since filed Amendment No. 1 to Form 10-K reflecting the foregoing. During the quarter ended March 31, 2008 the Company took remediative action to correct the material weakness. The acquisition and implementation of new accounting software effective January 1, 2008, and subsequent continuing evaluation of performance of the software since implementation has demonstrated its reliability and accuracy during the period covered by this report dated June 30, 2008. We have concluded that our unaudited financial statements for the period covered by and included in our Original Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principals.

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

In connection with the preparation of this Amendment No. 1 and in accordance with Item 307 of Regulation S-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 because of remediative action taken to resolve an identified material weakness in our internal control over financial reporting discussed below.

Accounting software in use prior to December 31, 2007 did not provide for the efficient recording of movements in and out of raw materials and work-in-process inventories, without the added manual intervention of accounting department personnel, which presented opportunity for misstatement. During the month of December, 2007 we evaluated and acquired new accounting software that was designed to correct the weakness. This software was installed and implemented effective January 1, 2008. Subsequent evaluation has determined the reliability and accuracy of the recording, storage, and reporting of inventory transactions during the period covered by this report ended June 30, 2008, in accordance with Generally Accepted Accounting Principles.

(b)	Changes in Internal Control Over Financial Reporting

During the three month period ended June 30, 2008, there were no changes to our internal control over financial reporting, other than the remediation of a pre-existing material weakness identified above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CYBERLUX CORPORATION

Date: September 25. 2008	By:	/s/ Mark D. Schmidt
Mark D. Schmidt
Chief Executive Officer (Principal Executive Officer)

Date: September 25. 2008	By:	/s/ DAVID D. DOWNING
David D. Downing
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)