Form 10-Q
period 2008-09-30
CYBERLUX CORP
filed 2008-11-14
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended September 30, 2008

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

Large accelerated Filer  ☐  accelerated filer ☐  non-accelerated filer ☐    Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Number of shares outstanding of the issuer’s Common Stock as of November 14, 2008: 766,426,120

CYBERLUX CORPORATION

Quarterly Report on Form 10-Q for the
Quarterly Period Ending September 30, 2008

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets:
	September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	3

	Condensed Consolidated Statements of Losses:
	Three and Nine months Ended September 30, 2008 and 2007 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows:
	Nine months Ended September 30, 2008 and 2007 (Unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Information:
	September 30, 2008	6-36

Item 2.	Management Discussion and Analysis	37

Item 3.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

Signatures		46

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash & cash equivalents	$290	$626
Accounts receivable, net of allowance for doubtful accounts of $1,803	53,927	77,815
Inventories, net of allowance of $43,333	54,251	157,379
Other current assets	17,500	10,000
Total current assets	125,968	245,820

Property, plant and equipment, net of accumulated depreciation of $189,338 and $169,171, respectively	54,440	74,607

Other assets
Deposits	24,400	24,400
Patents and development costs, net of accumulated amortization of $1,214,056 and $819,639, respectively	2,760,918	3,155,335
Total other assets	2,785,318	3,179,735

Total Assets	$2,965,726	$3,500,162

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$7,137	$33,178
Accounts payable	1,050,295	733,538
Accrued liabilities	2,978,209	2,345,133
Short-term notes payable - related parties	418,823	397,064
Short-term notes payable	39,804	196,067
Short-term convertible notes payable	4,805,175	3,050,510
Total current liabilities	9,299,443	6,755,490

Long-term liabilities:
Derivative liability relating to convertible debentures	23,899,079	17,334,621
Warrant liability relating to convertible debentures	977,938	4,509,538
Total long-term liabilities	24,877,017	21,844,159

Total liabilities	34,176,460	28,599,649

Commitments and Contingencies

Redeemable Series A convertible preferred stock, $0.001 par value; 200 shares designated, 26.9806 and 28.9806 issued and outstanding as of September 30, 2008 and December 31, 2007; liquidation preference of $219,892 and $231,845 as of September 30, 2008 and December 31, 2007, respectively	134,900	144,900

DEFICIENCY IN STOCKHOLDERS' EQUITY
Class B convertible preferred stock, $0.001 par value, 3,650,000 shares designated; 3,650,000 shares issued and outstanding for September 30, 2008 and December 31, 2007; liquidation preference of $3,650,000 as of September 30, 2008 and December 31, 2007	3,650	3,650
Class C convertible preferred stock, $0.001 par value, 700,000 shares designated; 150,000 shares issued and outstanding for September 30, 2008 and December 31, 2007, liquidation preference of $3,910,490 and $3,823,230, as of September 30, 2008 and December 31, 2007, respectively	150	150
Common stock, $0.001 par value, 900,000,000 shares authorized; 717,713,999and 552,342,881 shares issued and outstanding as of September 30, 2008 and December 31, 2007	717,714	552,343
Additional paid-in capital	17,162,032	15,286,709
Accumulated deficit	(49,229,180)	(41,087,239)
Deficiency in stockholders' equity	(31,345,634)	(25,244,387)

Total liabilities and (deficiency) in stockholders' equity	$2,965,726	$3,500,162

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
REVENUE:	$69,256	$298,459	$401,162	$521,814
Cost of goods sold	(47,295)	(227,932)	(267,815)	(402,608)
Gross margin (loss)	21,961	70,527	133,347	119,206

OPERATING EXPENSES:
Depreciation	6,209	5,332	20,167	16,981
Research and development	—	42,466	1,386	121,951
General and administrative expenses	1,351,634	629,606	2,890,873	2,865,387
Total operating expenses	1,357,843	677,404	2,912,426	3,004,319

NET LOSS FROM OPERATIONS	(1,335,882)	(606,877)	(2,779,079)	(2,885,113)

Debt forgiveness	—	—	—	381,652
Unrealized gain (loss) relating to adjustment of derivative and warrant liability to fair value of underlying securities	2,754,714	(56,164,992)	(3,032,859)	(65,227,499)
Interest expense, net	(517,553)	(631,731)	(1,887,066)	(1,829,729)
Debt acquisition costs	9,289	(34,381)	(442,423)	(77,751)

Net Income (loss) before provision for income taxes	910,568	(57,437,981)	(8,141,427)	(69,638,440)

Income taxes (benefit)	—	—	515	—

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$910,568	$(57,437,981)	$(8,141,942)	$(69,638,440)

Weighted average number of common shares outstanding-basic	667,942,486	494,297,678	602,506,202	327,087,037

Weighted average number of common shares outstanding-fully diluted	Note A

Income (loss) per share-basic	$0.00	$(0.12)	$(0.01)	$(0.21)

Loss per share-fully diluted	Note A

Preferred dividend	$24,000	$24,000	$72,000	$72,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited)

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to common stockholders	$(8,141,942)	$(69,638,440)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation	20,167	16,981
Amortization	394,417	394,417
Common stock issued in connection issuance of debt	385,108	—
Common stock issued in connection with services rendered	878,800	118,110
Preferred stock issued as compensation	—	370,500
Gain on repurchase and cancellation of warrants		(381,652)
Beneficial conversion feature relating to convertible debenture	184,736	—
Accretion of convertible notes payable	1,254,665	1,408,058
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	3,032,858	65,227,499
(Increase) decrease in:
Accounts receivable	23,888	85,272
Inventories	103,128	88,393
Prepaid expenses and other assets	(7,500)	12,543
Increase (decrease) in:
Cash overdraft	(26,041)	68,350
Accounts payable	372,758	92,929
Accrued liabilities	633,076	343,689
Net cash (used in) operating activities	(891,882)	(1,793,351)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with acquisition of Hybrid Lighting Technologies, Inc	—	150,000
Acquisition of fixed assets	—	(11,314)
Net cash provided by (used in) investing activities:	—	138,686

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debentures	500,000	1,000,000
Proceeds from sale of common stock	526,050
Proceeds from exercise of warrants	—	—
Proceeds from sale of warrants	—	158,723
Net proceeds (payments) from borrowing on long term basis	(156,263)	20,290
Net proceeds (payments) to notes payable, related parties	21,759	81,470
Net cash provided by (used in) financing activities:	891,546	1,260,483

Net increase (decrease) in cash and cash equivalents	(336)	(394,182)
Cash and cash equivalents at beginning of period	626	395,812
Cash and cash equivalents at end of period	$290	$1,630

Supplemental disclosures:
Interest Paid	$—	$—
Income Taxes Paid	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) loss in adjustment of derivative and warrant liability to fair value of underlying securities	$3,032,858	$65,227,499
Common stock issued for services rendered	$878,800	$118,110
Preferred stock issued as compensation	$—	$370,500

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. The unaudited condensed financial statements should be read in conjunction with the December 31, 2007 financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 2007.

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Until December 31, 2004, the Company was a development state enterprise as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises ("SFAS No.7"). The Company develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of September 30, 2008, the Company has accumulated losses of $49,229,180.

The consolidated financial statements include the accounts of its wholly owned subsidiaries, SPE Technologies, Inc. and Hybrid Lighting Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues are recognized in the period that products are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At September 30, 2008 and December 31, 2007, the Company did not have any deferred revenue.

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

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At September 30, 2008 and December 31, 2007, allowance for doubtful receivable was $1,803 and $8,646, respectively.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

As more fully described in Note G, the Company granted stock options over the years to employees of the Company under a non-qualified employee stock option plan. As of September 30, 2008, 52,432,307 stock options were outstanding and exercisable.

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

Net Income (loss) Per Common Share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three and nine months ended September 30, 2008 and 2007, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three months ended September 30, 2008:
Three Months Ended September 30, 2008
Net income used in computing basic net income per share	$910,568
Impact of assumed assumptions:
Accretion of convertible debenture charged to interest expense	374,575
Impact of equity classified as liability:
Gain on warrant liability marked to fair value	(2,754,714)
Net loss in computing diluted net loss per share:	$(1,469,571)

The weighted average shares outstanding used in the basic net income per share computations for the three months ended September 30, 2008 was 667,942,486. In determining the number of shares used in computing diluted loss per share, the Company did not add approximately 5,340,576,417 potentially dilutive securities for the three months ended September 30, 2008 because the effect would be anti-dilutive. The potentially dilutive securities added were mostly attributable to the warrants, options and convertible debentures outstanding. As a result, the diluted loss per share for the three months ended September 30, 2008 was $0.00.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Patents

The Company acquired in December 2006, for $2,270,000, and January 2007, for $1,387,000, patents in conjunction with the acquisitions of SPE Technologies, Inc and Hybrid Lighting Technologies, Inc, respectively. The patents have an estimated useful life of 7 years. Accordingly, the Company recorded an amortization charge to current period earnings of $394,417 for the nine months ended September 30, 2008 and 2007. Patents are comprised of the following:

Description	Cost	Accumulated amortization and impairments	Net carrying value at September 30, 2008
Development costs	$293,750	$293,750	$-0-
Patents	2,294,224	573,556	1,720,668
Patents	1,387,000	346,750	1,040,250
Total	$3,974,974	$1,214,056	$2,760,918

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the 10% Secured Convertible Debentures (see Note D). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the intrinsic method and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 591%; and risk free interest rate from 0.98% to 2.98%. The derivatives are classified as long-term liabilities.

Registration rights

In with raising capital through the issuance of Convertible Notes, the Company has issued convertible debentures and warrants in that have registration rights with liquidated damages for the underlying shares.  As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the of the underlying embedded derivative and warrants at the date of issuance was recorded as liabilities on the balance sheet. Liquidated damages are estimated and accrued as a liability at each reporting date. The Company has accrued an estimated $816,586 in liquidation damages.

Recent accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We are currently evaluating the impact of SFAS No. 161, if any, will have on our consolidated financial position, results of operations or cash flows.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

NOTE B-CONVERTIBLE DEBENTURES

Notes payable at September 30, 2008 and December 31, 2007:

	September 30, 2008			December 31, 2007
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
10% convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.50 per share. The Company is in violation of the loan covenants	$2,500	—	$2,500	$2,500	—	$2,500

10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)	$1,094,091	—	$1,094,091	$1,094,091	$158,665	$935,426

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

	September 30, 2008			December 31, 2007
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.6 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)	$800,000	$16,804	$783,196	$800,000	$216,986	$583,014

8% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights (see below)	700,000	56,256	643,744	700,000	231,416	468,584

8% convertible debenture, due March 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	500,000	80,822	419,178	500,000	205,936	294,064

6% convertible debenture, due July 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	500,000	136,986	363,014	500,000	262,100	237,900

6% convertible debenture, due September 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$280,000	$92,055	$187,945	$280,000	$162,119	$117,881

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

	September 30, 2008			December 31, 2007
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
6% convertible debenture, due December 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$600,000	$243,836	$356,164	$600,000	$393,973	$206,027

8% convertible debenture, due April 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	400,000	206,027	193,973	400,000	306,119	93,881

8% convertible debenture, due May 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	150,000	79,041	70,959	150,000	116,575	33,425

8% convertible debenture, due June 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	150,000	83,288	66,712	150,000	120,822	29,178

8% convertible debenture, due June 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$150,000	$87,260	$62,740	$150,000	$124,795	$25,205

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)
NOTE B-CONVERTIBLE DEBENTURES (continued)

	September 30, 2008			December 31, 2007
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
8% convertible debenture, due July 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$150,000	$89,041	$60,959	$150,000	$126,575	$23,425

6% convertible debenture (warrant), maturing March 2015 with interest accruing until conversion. The warrant is exercisable at the greater of a) $0.012 or b) 75% of the average of three lowest intraday trading prices for the common stock on a principal market for twenty days before, but including, conversion date. The Company issued 6,763,300 shares of its common stock as security.	$500,000	—	500,000	$—	$—	$—
Total	5,976,591	(1,171,416)	4,805,175	5,476,591	(2,426,081)	3,050,510
Less: current maturities:	5,976,591	(1,171,416)	4,805,175	5,476,591	(2,426,081)	3,050,510
Long term portion	$-0-	$-0-	$0-	$-0-	$-0-	$-0-

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

As of September 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for total proceeds of $1,352,067. The proceeds that the Company received were net of prepaid interest of $72,933 representing the first eight month’s interest and related fees and costs of $75,000.

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
SEPTEMBER 30, 2008
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

As of September 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine months ended September 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $158,665 and $75,669, respectively.

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

As of September 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $800,000 in exchange for total proceeds of $775,000. The proceeds that the Company received were net of related fees and costs of $25,000.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

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

As of September 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine months ended September 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $200,183 and $200,183, respectively.

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

As of September 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $700,000 in exchange for total proceeds of $675,000. The proceeds that the Company received were net of related fees and costs of $25,000.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

As of September 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine month period ended September 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $175,160 and $174,521, respectively.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

As of September 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $460,000. The proceeds that the Company received were net of related fees and costs of $40,000.

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

As of September 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the nine month period ended September 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $125,114 and $124,657, respectively.

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

As of September 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $490,000. The proceeds that the Company received were net of related fees and costs of $10,000.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

As of September 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine month period ended September 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $125,114 and $124,657, respectively.

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

As of September 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $280,000 in exchange for total proceeds of $259,858. The proceeds that the Company received were net of related fees and costs of $20,142.

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
SEPTEMBER 30, 2008
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

As of September 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine months period ended September 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $70,064 and $69,808, respectively.

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

As of September 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $600,000 in exchange for total proceeds of $590,000. The proceeds that the Company received were net of related fees and costs of $10,000.

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
SEPTEMBER 30, 2008
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

As of September 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine months ended September 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $150,137 and $149,589, respectively.

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

As of September 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $400,000 in exchange for total proceeds of $360,000. The proceeds that the Company received were net of related fees and costs of $40,000.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

As of September 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine months ended September 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $100,091 and $60,274, respectively.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

As of September 30 2008, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

As of September 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the nine months ended September 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $37,535 and $20,822, respectively.

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

As of September 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

As of September 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine months ended September 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $37,535 and $16,576.

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

As of September 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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
SEPTEMBER 30, 2008
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

As of September 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine months ended September 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $37,535 and $12,603, respectively.

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

As of September 30, 2008, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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
SEPTEMBER 30, 2008
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

As of September 30, 2008 and December 31, 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine months ended September 30, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $37,535 and $10,822, respectively.

As of September 30, 2008, the Company has accrued $816,586 in default provision liabilities and liquidated damages relating to the above described Securities Purchase Agreements.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

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

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

•
The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received. The fair values of the detachable warrants and the embedded derivatives were determined under the Black-Scholes option pricing formula and the intrinsic method, respectively

•
Subsequent to the initial recording, the increase (or decease) in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase (or decrease) in the intrinsic value of the embedded derivatives of the convertible debentures are recorded as adjustments to the liabilities at September 30, 2008 and December 31, 2007, respectively.

•
The expense relating to the increase (or decrease) in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives is included as other income item as a gain or loss arising from convertible financing on the Company’s balance sheet.

•	Accreted principal of $4,805,175 and $3,048,010 as of September 30, 2008 and December 31, 2007.

NOTE C-WARRANT LIABILITY

Total warrant liability as of September 30, 2008 and December 31, 2007 is comprised of the following:

	September 30, 2008	December 31, 2007
Fair value of warrants relating to convertible debentures	$412,451	$1,874,970
Fair value of other outstanding warrants	565,487	2,634,568
Total	$977,938	$4,509,538

Warrants were valued at the date of inception and at September 30, 2008 and December 31, 2007 using the Black Scholes Option Pricing Model.

The assumptions used at September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008	December 31, 2007
Expected volatility	591%	528%
Expected dividend yield	-0-%	-0-%
Average risk free rate	0.92% to 3.61%	3.45%
Expected life (a)	0.50 to 5.78 yrs	1.01 to 6.53 yrs

(a) The expected option life is based on contractual expiration dates.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE D - NOTE PAYABLE

Note payable as of September 30, 2008 and December 31, 2007, comprised of the following:

	September 30, 2008	December 31, 2007
Note payable, 24% interest per annum; due in 90 days; secured by specific accounts receivables	$39,804	$196,067

NOTE E - NOTES AND CONVERTIBLE NOTES PAYABLE-RELATED PARTY

Notes payable-related party is comprised of the following:

	September 30, 2008	December 31, 2007
Notes payable, 12% per annum; due on demand; unsecured	$158,473	$147,714

Notes payable, 10% per annum, due on demand; unsecured	260,350	249,350
	418,823	397,064
Less: current maturities:	(418,823)	(397,064)
Long term portion:	$—	$—

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE F -STOCKHOLDER'S EQUITY (continued)

Series A - Convertible Preferred stock (continued)

In the year ended December 31, 2006, 9 of the Series A Preferred shareholders exercised the conversion right and exchanged 20.88 shares of Series A Preferred for 1,019,032 shares of the Company’s common stock

In the nine months ended September 30, 2008, 1 of the Series A Preferred shareholders exercised the conversion right and exchanged 2 shares of Series A Preferred for 100,000 shares of the Company’s common stock

The holders of the Series A Preferred shall have the right to vote, separately as a single class, at a meeting of the holders of the Series A Preferred or by such holders' written consent or at any annual or special meeting of the stockholders of the Corporation on any of the following matters: (i) the creation, authorization, or issuance of any class or series of shares ranking on a parity with or senior to the Series A Preferred with respect to dividends or upon the liquidation, dissolution, or winding up of the Corporation, and (ii) any agreement or other corporate action which would adversely affect the powers, rights, or preferences of the holders of the Series A Preferred.

The holders of record of the Series A Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($5,000 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series A Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series A Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of the nine month period ended September 30, 2008, $0 in dividends was accumulated.

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
SEPTEMBER 30, 2008
(Unaudited)

NOTE F -STOCKHOLDER'S EQUITY (continued)

Series A - Convertible Preferred stock (continued)

Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black- Scholes option pricing formula, are accrued as adjustments to the liabilities at September 30, 2008 and December 31, 2007, respectively.

The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants (noted above) is included as an other comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company's balance sheet.

The warrants expired unexercised in the year ended December 31, 2006.

Series B - Convertible Preferred stock

On February 19, 2004, the Company filed a Certificate of Designation creating a Series B Convertible Preferred Stock classification for 800,000 shares, increased subsequently to 3,650,000 in 2007.

In January, 2004 and April 2007, the Company issued 800,000 and 2,850,000 shares, respectively, of its Series B Preferred in lieu of certain accrued management service fees payable and notes payable including interest payable thereon totaling $1,170,500 to officers of the company. The shares of the Series B Preferred are non voting and convertible, at the option of the holder, into common shares at $0.10 per share per share. The shares issued were valued at $1.00 per share in 2004 and $0.13 in 2007, which represented the fair value of the common stock the shares are convertible into. In connection with the transaction, the Company recorded a beneficial conversion discount of $800,000 - preferred dividend relating to the issuance of the convertible preferred stock in 2004. None of the Series B Preferred shareholders have exercised their conversion right and there are 3,650,000 shares of Series B Preferred shares issued and outstanding at September 30, 2008.

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

The holders of record of the Series B Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($1.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series B Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series B Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of September 30, 2008 $1,201,000 in dividends were accumulated.

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
SEPTEMBER 30, 2008
(Unaudited)

NOTE F -STOCKHOLDER'S EQUITY (continued)

Series C - Convertible Preferred stock

On November 13, 2006, the Company filed a Certificate of Designation creating a Series C Convertible Preferred Stock classification for 100,000 shares. Subsequently amended on January 11, 2007 to 700,000 shares.

In December 2006, the Company issued 100,000 shares of its Series C Preferred stock in conjunction with the acquisition of SPE Technologies, Inc. The shares of the Series C Preferred are non voting and convertible, at the option of the holder, into common shares one year from issuance. The number of common shares to be issued per Series C share is adjusted based on the average closing bid price of the previous ten days prior to the date of conversion based on divided into $25.20 The shares issued were valued at $25.20 per share, which represented the fair value of the common stock the shares are convertible into. None of the Series C Preferred shareholders have exercised their conversion right and there are 100,000 shares of Series C Preferred shares issued and outstanding at September 30, 2008.

The holders of record of the Series C Preferred shall be entitled to receive cumulative dividends at the rate of five percent per annum (5%), compounded quarterly, on the face value ($25.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series C Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, at the time of conversion. These dividends are not recorded until declared by the Company. As of September 30, 2008 $-0- in dividends were accumulated.

Common stock

The Company has authorized 950,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2008 and December 31, 2007, the Company has 717,713,999 and 552,142,881 shares issued and outstanding, respectively.

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
SEPTEMBER 30, 2008
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

In July 2008, the Company issued 36,000,000 shares of its common stock in exchange for services rendered. The Company valued the shares issued at $356,400, which approximated the fair value of the shares issued during the periods the services were rendered

In August 2008, the Company issued 35,736,700 shares of its common stock in exchange for penalties incurred. The Company valued the shares issued at $428,840, which approximated the fair value of the shares issued during the periods the services were rendered

In August 2008, the Company issued 6,971,116 shares of its common stock in exchange for accounts payable and other services. The Company valued the shares issued at $62,740, which approximated the fair value of the shares issued during the periods the services were rendered.

In September 2008, the Company issued 2,200,000 shares of its common stock in exchange for services rendered. The Company valued the shares issued at $14,520, which approximated the fair value of the shares issued during the periods the services were rendered.

NOTE G -STOCK OPTIONS AND WARRANTS

Class A Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2008:

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE G -STOCK OPTIONS AND WARRANTS (continued)

Class A Warrants (continued)

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.001	50,000,000	4.02	$0.001	50,000,000	0.001
0.02	50,000,000	3.68	0.02	50,000,000	0.02
0.03	25,000,000	1.63	0.03	25,000,000	0.03
0.10	991,500	0.68	0.10	991,500	0.10
0.25	58,500	0.25	0.25	58,500	0.25
0.50	50,000	0.03	0.50	50,000	0.50
1.05	100,000	0.25	1.05	100,000	1.05
0.06775	49,760,443	3.65	0.06775	49,760,443	0.03075	(a)
	175,960,443			175,960,443

(a)	See terms of warrants issued below

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	99,895,000	$0.09
Granted	200,000,000	0.01525
Exercised	(50,239,557)	(0.03)
Canceled or expired	(73,695,000)	(0.07
Outstanding at December 31, 2007	175,960,443	0.016
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2008	175,960,443	0.016

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(Unaudited)

NOTE G -STOCK OPTIONS AND WARRANTS (continued)

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.2125	2,000,000	5.21	$0.2125	2,000,000	$0.2125
0.2125	2,000,000	5.62	0.2125	2,000,000	0.2125
0.022	20,500,000	8.12	0.022	20,500,000	0.022
0.0295	4,000,000	6.60	0.0295	4,000,000	0.0295
0.04	14,430,000	7.82	0.04	14,430,000	0.04
0.10	9,502,307	5.51	0.10	9,502,307	0.10

Transactions involving stock options issued to employees are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2006	52,432,307	0.0562
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at December 31, 2007	52,432,307	0.0562
Granted	—	—
Exercised	—	—
Canceled or expired	—	—
Outstanding at September 30, 2008	52,432,307	$0.0562

The Company did not grant employee stock options in the nine month period ended September 30, 2008 and 2007.

NOTE H -RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 10% to 12% per annum. As of September 30, 2008 and December 31, 2007, the balance due to the officers was $418,823 and $397,064, respectively.

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
SEPTEMBER 30, 2008
(Unaudited)

NOTE I -COMMITMENTS AND CONTINGENCIES (continued)

Operating Lease Commitments

The Company leases office space in Durham, NC on a six year lease expiring December 31, 2012, for an annualized rent payment of $88,020. Additionally the Company leases warehouse space on a month to month basis for $550 per month. At September 30, 2008, schedule of the future minimum lease payments is as follows:

2008	88,020
2009	88,020
2010	88,020
2011	88,020
2012	88,020

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There was no outstanding litigation as of September 30, 2008.

NOTE J- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of September 30, 2008, the Company incurred accumulated losses of $49,229,180. The Company’s current liabilities exceeded its current assets by $9,173,475 as of September 30, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

For the military and Homeland Security portable illumination system products, our target markets include all branches of the military and all government orgainzations providing homeland security services, such as border control and airport security. For our retail products, our target customers include the home improvement and consumer goods retailers. In the commercial markets, our task and accent lighting products and emergency and security lighting products address the lighting needs in restaurants, hotels, hospitals, nursing homes, airports, shopping centers and multiple family complexes; long-term evacuation solutions for theaters, office and public buildings; reduced maintenance cost solutions for property managers as applied to walkway, corridor or landscape lighting

On July 30, 2008, we announced that we had entered into a business development, sales and product solutions relationship with A and A Logistics, Inc. For over 17 Years, the founders of A and A Logistics, Inc. have delivered solutions on demand to the U.S. military, U.S. government agencies such as the Federal Emergency Management Agency (FEMA) and the U.S. Postal Service (USPS), state and local municipal government agencies, and foreign military organizations.

In addition to the consultative relationship A and A Logistics has with the U.S. Special Operations Command (USSOCOM), it has recently been appointed to the Task Force on the Reconstruction of Afghanistan. Selected for the diversity of experience and the expertise of the A and A Logistics management team, we will focus on business development in Afghanistan and on accelerating the development of essential businesses and services for the mutual benefit of the people and government of Afghanistan and the private sector.

In representing us in business development and sales efforts A and A Logistics will assist customers such as USSOCOM and FEMA with requirements, concept and solution development, along with product delivery services including logistics support. With a focus on technology solutions that provide critical life-sustaining support for the Warfighter and the Emergency Responder, A and A Logistics currently provides customers with portable lighting products and generators, solar powered electrical systems, self-powered IED detection products, and water purification systems.

On August 22, 2008, we announced that we had received purchase orders from the Oklahoma National Guard for BrightEye Tactical Illumination Systems. These BrightEye Systems are for immediate deployment and will be used by the state's National Guard unit.

We have successfully sold its BrightEye Systems to 23 National Guard states within the National Guard Bureau, and we expect this momentum to continue until the majority of the states are outfitted with BrightEye tactical lighting systems.

On August 28, 2008, we announced that the U.S. Patent Office had recently awarded patent protection for 21 claims contained within our U.S. Patent Application for Portable Light Device, Application Number 11/336,562 filed on January 21, 2006. The new patent claims define specific areas of patent protection for our BrightEye and WatchDog portable lighting products and augment the 29 patent claims announced in May 2008. In combination, the 50 patent claims provide us with thorough patent protection for its WatchDog and BrightEye family of tactical lighting products, as well as any future products developed on this patent foundation.

On September 9, 2008, we announced that we had entered into a business development, project consulting and product sales relationship with Sabot 6, Inc. Sabot 6, Inc. specializes in accelerating the adoption of innovative technologies within the Department of Defense (DoD) and Federal government marketplace. Sabot 6 has significant government and military experience and has access to a network of uniquely qualified experts in the Power, Energy and Government Operations fields.

Under the agreement, the Sabot 6 firm will provide tactical and strategic sales planning, access to senior government officials and tactical users, access to soldiers for hands-on evaluation and ongoing product sales support for governmental entities not yet addressed by us. In addition, Sabot 6 will provide a specific focus on the procurement process for our current Portable Illumination System products and will spearhead future development projects where we will leverage our significant engineering and product development knowhow. If needed, Sabot 6 will also provide surge support in specific areas of expertise, at any location deemed necessary by us or the our customer. This combination of capabilities will immediately enhance our revenue pipeline, particularly in the Energy, Security and Power Surety market segments.

On September 10, 2008, we announced that we had received a purchase order from the Hawaiian Air National Guard for the purchase of a BrightEye Tactical Illumination System.

We have demonstrated continued success in selling our flagship product, the BrightEye Tactical Illumination System, to individual state-level National Guard units across the country. We feel strongly that we are positioned to be the tactical lighting leader within multiple branches of the United States Armed Services in the future.

Results of Operations

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

REVENUES

Revenues for the nine months ended September 30, 2008 were $401,162 as compared to $521,814 for the same period last year.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2008 were $2,912,426 as compared to $3,004,319 for the same period ended September 30, 2007. Included in the nine months ended September 30, 2008 were $1,386 in expenses for research & development. This compares to $121,951for the nine months ended September 30, 2007.

We reported an unrealized loss for the change in fair value or warrants and debt derivatives of $3,032,859 as compared to a loss of $65,227,499 for the same period last year. Although the change of $62,194,640 is unrelated to our operating activities, the decrease in included in our reported net gain.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

REVENUES

Revenues for the three months ended September 30, 2008 were $69,256 as compared to $298,459 for the same period last year.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2008 were $1,357,843 as compared to $2,912,426 for the same period ended September 30, 2007.

We reported an unrealized gain for the change in fair value or warrants and debt derivatives of $2,754,714 as compared to a loss of $56,164,992 for the same period last year. Although the change of $58,919,706 is unrelated to our operating activities, the increase is included in our reported net loss.

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

Liquidity and Capital Resources

As of September 30, 2008, we had a working capital deficit of $9,173,475. This compares to a working capital deficit of $6,509,670 as of December 31, 2007. Accrued interest on notes payable was $2,272,224 compared to accrued interest of $1,893,561 as December 31, 2007. Accounts payable as of September 30, 2008 were $1,050,295 and compares to $733,538 as compared to December 31, 2007. As a result of our operating losses for the nine months ended September 30, 2008, we generated a cash flow deficit of $891,882 from operating activities. Cash flows provided by investing activities was $0 for the nine months ended September 30, 2008 primarily from the cash received with the acquisition of Hybrid Lighting Technologies, Inc . Cash flows from financing activities provided $891,546 from the borrowing on a long term basis for the nine months ended September 30, 2008.

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

In connection with the preparation of this Report and in accordance with Item 307 of Regulation S-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 because of remediative action taken to resolve an identified material weakness in our internal control over financial reporting discussed below.

Accounting software in use prior to December 31, 2007 did not provide for the efficient recording of movements in and out of raw materials and work-in-process inventories, without the added manual intervention of accounting department personnel, which presented opportunity for misstatement. During the month of December, 2007 we evaluated and acquired new accounting software that was designed to correct the weakness. This software was installed and implemented effective January 1, 2008. Subsequent evaluation has determined the reliability and accuracy of the recording, storage, and reporting of inventory transactions during the period covered by this report ended September 30, 2008, in accordance with Generally Accepted Accounting Principles.

(b)	Changes in Internal Control Over Financial Reporting

During the three month period ended September 30, 2008, there were no changes to our internal control over financial reporting, other than the remediation of a pre-existing material weakness identified above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 5, 2007, we announced that we had commenced an action against AJW Partners, LLC, AJW Offshore, LTD., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC, (the “Defendants”) in the United States District Court for the Southern District of New York for violations of the anti-fraud provisions of the Securities Act of 1934, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, breach of implied covenant of good faith and fair dealing and conversion. The complaint alleges that the Defendants utilized an illegal trading scheme involving deceptive secured loan financings to convert shares of Company’s common stock for the Defendants’ own use and benefit. The trading scheme involved the Defendants manipulating the Company’s stock price downward by short sales. In addition the complaint seeks declaratory, injunctive and monetary relief. On September 17, 2007, AJW Partners, LLC, AJW Offshore, LTD., AJW Qualified Partners, LLC, New Millennium Capital Partners II, LLC and AJW Master Fund, LTD, filed and action against us in the Supreme Court of the State of New York, County of New York alleging breach of contract. On September 26, 2007, we removed the state law complaint to federal court to join the federal court complaint. On March 17, 2008, the federal court having determined that it lacked subject matter jurisdiction over the state court complaint, remanded the case back to state court. On May 1, 2008, we filed our answer and affirmative and separate defenses and our counterclaims for declaratory, injunctive and monetary relief. This litigstion is currently in the discovery phase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2008, we borrowed a aggregate of $132,500. In conjunction with the borrowing, we issued a total of 12,500,000 shares of our common stock.

On July 29, 2008, we issued 36,000,000 shares of our common stock to our employees pursuant to an Incentive Stock Grant
Plan.

On August 7, 2008, we reissued 3,650,000 shares of Series B Convertible Preferred shares (“Series B shares”) to management. The previously issued Series B shares had been converted to common in a financing transaction.

In August 2008, we borrowed a aggregate of $127,500. In conjunction with the borrowing, we issued a total of 15,000,000 shares of our common stock.

On August 12, 2008, we issued 6,971,116 shares of common stock to RBSM Advisors, LLC for $62,740 in services.

On September 9, 2008, we issued 2,200,000 shares of our common stock to D.G. Yarborough, Inc. for $14,500 in services.

In September 2008, we borrowed a aggregate of $56,250. In conjunction with the borrowing, we issued a total of 7,500,000 shares of our common stock.

Item 3. Defaults Upon Senior Securities.

On August 21, 2007, we received a Notice of Default from AJW Partners, LLC, New Millennium Capital Partners II, LLC, AJW Qualified Partners, LLC and AJW Offshore, LTD. (collectively, the “Investors”), claiming that we were purportedly in default of certain obligations under our notes issued to the Investors due to our refusal to honor any further conversion of notes to common stock.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Subsequent Event.

On October 18, 2008, we filed a Protest with the Government Accountability Office against the Air Force for procurement award irregularities.

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

CYBERLUX CORPORATION

Date: November 14, 2008	By:	/s/ MARK D. SCHMIDT
Mark D. Schmidt
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ DAVID D. DOWNING
David D. Downing
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)