Form 10-K
period 2008-12-31
CYBERLUX CORP
filed 2009-05-18
CIK 1138169

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

Yes ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.

Yes ☐   No  ☒   Delinquent filers are disclosed herein.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a small reporting company.

☐ Large accerated filer     ☐ Accelerated filer     ☐ Non-accelerated filer     ☒ Smaller reporting company

Total revenues for Fiscal Year 2008 were $632,529, with an unfulfilled order backlog of $249,781.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low price on May 15, 2009, was $11,572,283.

As of May 15, 2009 there were 999,955,532 shares of issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐  No ☒

CYBERLUX CORPORATION
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2007

TABLE OF CONTENTS

This Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are necessarily based on certain assumptions and are subject to significant risks and uncertainties. These forward-looking statements are based on management's expectations as of the date hereof, and the Company does not undertake any responsibility to update any of these statements in the future. Actual future performance and results could differ from that contained in or suggested by these forward-looking statements as a result of factors set forth in this Form 10-K (including those sections hereof incorporated by reference from other filings with the Securities and Exchange Commission), in particular as set forth in the "Management’s Discussion and Analysis and Results of Operation" under Item 6.

In this Form 10-K references to "Cyberlux", “the Company”, "we," "us," and "our" refer to Cyberlux Corporation.

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

For the military and Homeland Security portable illumination products, our target markets include all branches of the military and all government organizations providing homeland security services, such as border control and airport security. For our retail products, our target customers include the home improvement and consumer goods retailers and name-brand companies that we would supply products to as the original equipment manufacturer.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

We anticipate continuing to incur research and development expenditures in connection with the development of our portable illumination system and new 2009 commercial product lines during the next twelve months. In addition, we will continue to incur research and development expenditures in connection with the commercialization of our Hybrid Lighting Technology.

These projected expenditures are dependent upon our generating revenues and obtaining sources of financing in excess of our existing capital resources. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected costs of research and development during the next twelve months.

Employees

We currently have 13 full time employees and eight firms acting as sales and business development agents. Our employees are primarily at the executive level based upon our role in coordination of outsource contracts for manufacturing and other production considerations. Currently, there exist no organized labor agreements or union agreements between us and our employees. We believe that our relations with our employees are good.

ITEM 2.	DESCRIPTION OF PROPERTY

We maintain our principal office at 4625 Creekstone Drive, Suite 130, Research Triangle Park, Durham, North Carolina 27703. Our telephone number at that office is (919) 474-9700 and our facsimile number is (919) 474-9712.  We lease 7,472 square feet of office space. The lease expires on December 31, 2012. The monthly rent is $11,002.52, subject to an annual cost of living increase.  We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us. We maintain websites at www.cyberlux.com and www.luxSel.com. The information contained on those websites is not deemed to be a part of this annual report.

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

On April 16, 2007, Casey Tool and Machine Co. filed a complaint against us in the Circuit Court for the Fourth Judical District, Shelbyville, Illinois, alleging breach of contract for failure to pay $14,222 on an account payable.  We intend to resolve this matter in a judicious manner.

On September 5, 2007, we announced that we had commenced an action against AJW Partners, LLC, AJW Offshore, LTD., AJW Qualified Partners, LLC, and New Millennium Capital Partners II, LLC, (the “Defendants”) in the United States District Court for the Southern District of New York for violations of the anti-fraud provisions of the Securities Act of 1934, fraud, negligent misrepresentation, breach of fiduciary duty, breach of contract, breach of implied covenant of good faith and fair dealing and conversion. The complaint alleges that the Defendants utilized an illegal trading scheme involving deceptive secured loan financings to convert shares of Company’s common stock for the Defendants’ own use and benefit. The trading scheme involved the Defendants manipulating the Company’s stock price downward by short sales. In addition the complaint seeks declaratory, injunctive and monetary relief. On September 17, 2007, AJW Partners, LLC, AJW Offshore, LTD., AJW Qualified Partners, LLC,  New Millennium Capital Partners II, LLC and AJW Master Fund, LTD, filed and action against us in the Supreme Court of the State of New York, County of New York alleging breach of contract.  On September 26, 2007, we removed the state law complaint to federal court to join the federal court complaint.  On March 17, 2008, the federal court having determined that it lacked subject matter jurisdiction over the state court complaint, remanded the case back to state court.  On May 1, 2008, we filed our answer and affirmative and separate defenses and our counterclaims for declaratory, injunctive and monetary relief. This litigation is currently in the discovery phase.

On September 13, 2007, Britannia Law Office commenced an action against us and our President, Mark D. Schmidt, in the General Court of Justice, Superior Court Division, Durham County. North Carolina, alleging breach of contract, additional payments due under contract, unjust enrichment, fraud and unfair trade practices arising out of a consultant agreement. Plaintiff seeks compensation pursuant to a consulting agreement of $30,000 and the issuance of five million shares of the Company’s common stock. These  motions are  currently  pending.   On March 12, 2009, the parties executed a mutual settlement and release agreement.

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

	High($)	Low ($)

2004
First Quarter	0.53	0.19
Second Quarter	0.85	0.27
Third Quarter	0.55	0.23
Fourth Quarter	0.35	0.06

2005
First Quarter	0.07	0.02
Second Quarter	0.20	0.05
Third Quarter	0.15	0.05
Fourth Quarter	0.15	0.06

2006
First Quarter	0.12	0.06
Second Quarter	0.08	0.06
Third Quarter	0.07	0.04
Fourth Quarter	0.05	0.02

2007
First Quarter	0.04	0.01
Second Quarter	0.02	0.01
Third Quarter	0. 0083	0.0021
Fourth Quarter	0.037	0.0195

2008
First Quarter	0.0215	0.021
Second Quarter	0,129	0.0048
Third Quarter	0.009	0.0021
Fourth Quarter	0.042	0.003

2009
First Quarter	0.0045	0.001
Second Quarter (1)	0.0035	0.001

(1) As of May 14, 2009

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 1,450,000,000 shares of common stock, par value $.001. As of May 15, 2009, there were                          999,955,532 shares of common stock outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Preferred Stock

Our Articles of Incorporation authorize the issuance of 10,000,000 shares of preferred stock, $0.001 par value per share, the designation and rights of which are to be determined by our Board of Directors. Our Board of Directors has authority, without action by the shareholders, to issue all or any portion of the authorized but unissued preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series. We consider it desirable to have preferred stock available to provide increased flexibility in structuring possible future acquisitions and financing and in meeting corporate needs which may arise. If opportunities arise that would make desirable the issuance of preferred stock through either public offering or private placements, the provisions for preferred stock in our Articles of Incorporation would avoid the possible delay and expense of a shareholder's meeting, except as may be required by law or regulatory authorities. Issuance of the preferred stock could result, however, in a series of securities outstanding that will have certain preferences with respect to dividends and liquidation over the common stock which would result in dilution of the income per share and net book value of the common stock.

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

As of May 15, 2009, we had 26.9806 shares of our Series A Convertible Preferred Stock issued and outstanding. Each share is convertible into 50,000 shares of common stock. The Series A Convertible Preferred have the following designations and rights:

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

The Board of Directors, pursuant to our Articles of Incorporation and By-Laws, authorized Series B Convertible Preferred Stock which was issued to officers and directors in order to convert accrued management fees and other liabilities into4,650,000 shares of the Series B Preferred Stock. The Series B Convertible Preferred Stock has the following designations and rights:

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

Series C – Convertible Preferred stock

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

Common stock

Options

There are currently options outstanding that have been issued to our officers and directors to purchase 235,452,307 shares of our common stock.

Convertible Securities and Warrants

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

The notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.10; or
•	55% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

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

The notes bear interest at 8%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.06; or
•	55% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

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

The notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.06; or
•	40% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

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

The notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.06; or
•	40% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

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

The notes bear interest at 6%, mature three years from the date of issuance, and are convertible into our common stock, at the investors' option, at the lower of:

•	$0.06; or
•	40% of the average of the three lowest intraday trading prices for the common stock on the Over-The-Counter Bulletin Board for the 20 trading days before but not including the conversion date.

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

In March 2008, the Company issued 6,763,300 shares of its common stock as security in conjunction with the sale of a warrant.

In March 2008, the Company issued 7,500,000 shares of its common stock in conjunction with the sale of a warrant.

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

In August 2008,  we borrowed an aggregate of $127,500.  In conjunction with the borrowing, we issued a total of 15,000,000 shares of our common stock.

On August 12, 2008, we issued 6,971,116 shares of common stock to RBSM Advisors, LLC for $62,740 in services.

On September 9, 2008,  we issued 2,200,000 shares of our common stock to D.G. Yarborough, Inc. for $14,500 in services.

In September 2008, we borrowed an aggregate of $56,250.  In conjunction with the borrowing, we issued a total of 7,500,000 shares of our common stock.

In October 2008, we borrowed an aggregate of $146,735,  In conjunction with the borrowing, we issued a total of 38,712,121 shares of our common stock.

On October 21, 2008, we issued 2,000,000 shares to David D. Downing for $7,200 in services.

In October 2008, we issued 8,000,000 shares to Scott Elliott for $26,400 in services.

On December 2, 2008, we issued 250,000 shares to Matthew Hendrickson for $375 in services.

On December 17, 2008, we issued 25,250,000 shares of our common stock to our employees pursuant to an Incentive Stock Grant Plan.

In December 2008, we borrowed an aggregate of $29,250.  In conjunction with the borrowing, we issued a total of 22,500,000 shares of our common stock.

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

On January 15, 2008, we announced that the we had been selected to provide portable task lighting for the City of New York's new 911 Public Safety Answering Center. Selected by Evans Consoles, the manufacturer of the new 911 Dispatch Command Consoles, the Cyberlux Portable LED Task Light will illuminate the work environment of the new 911 public safety call taking and dispatching operators. We received an initial order from Evans Consoles for 355 units valued at over $64,000.

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

On February 19, 2008, we announced that we had received the first commitment for 80 BrightEye and 60 WatchDog Visible and Covert Portable Illumination Systems from the United States Air Force (USAF). This initial USAF order for Cyberlux tactical lighting equipment equates to $3,318,646 in revenue, including spares and maintenance supplies. We projected that operations will be cash flow positive with the fulfillment of these first USAF orders.

The 2008 Department of Defense Appropriations legislation contains $8.0 million for the equipping of the USAF with our Portable Illumination Systems. As part of this $8.0 million budget, the USAF Air Mobility Command will first fulfill the requirements of the Operations, Installation and Mission Support commands for the BrightEye and WatchDog systems. The remaining $4.6 million appropriations will be allocated within the Air Mobility Command and other USAF commands during the remaining Fiscal Year 2008.

The BrightEye Portable Illumination System is designed as a portable visible and night-vision compatible illumination system for general mission tactical lighting, force protection, maintenance lighting, expeditionary base protection, disaster first responders, and other rapidly deployable high-intensity lighting applications. Using advanced optics, advanced solid-state lighting technology, and light-weight battery power, all contained in an easily transportable wheeled case, the BrightEye system is capable of eliminating the space-consuming bulk, noise and energy consumption of the current generator-powered incandescent lighting systems. Unique to the marketplace, the BrightEye system provides both white and night-vision compatible covert lighting, a capability not available in traditional lighting systems.

On March 24, 2008, we announced that that we had successfully completed the field demonstration of the new 4-meter tower-based BrightEye high-performance solid-state LED lighting system. The testing was conducted by Cyberlux and the United States Air Force Air Mobility Command at Fort Huachuca, the home to the U.S. Army Intelligence Center, located in Arizona. The new BrightEye 4M Tower Portable Illumination System is the latest product developed by Cyberlux to fulfill the United States Air Force requirements for portable, light-weight, battery-powered visible and covert night vision- compatible lighting systems for air field support, aircraft maintenance and forward air base in-theater lighting capability.

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

The 2008 Department of Defense Appropriations legislation contains $8.0 million for the equipping of the United States Air Force (USAF) with Cyberlux Portable Illumination Systems. Of the $8.0 million budget, the USAF Air Mobility Command will utilize $3.3M to fulfill initial Operations, Installation and Mission Support requirements. The remaining $4.6M will be allocated within the USAF for the purchase of various BrightEye systems including the Dual Lighthead Portable Illumination Systems and the new 4M Tower Portable Illumination System during the remaining Fiscal Year 2008.

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

On April 8, 2008, we announced that that we had competed its National Program budget forecast for solid-state lighting systems for use within the Department of Defense (DOD) and submitted this forecast to its sponsorship in the House of Representatives and Senate for 2009 Fiscal Year (October 1, 2008 to September 30, 2009) budget consideration. We estimated the continuation of its Portable Illumination System National Program rollout within the DOD to be more than $25 million, which represents expanded demand for its tactical covert and visible lighting systems of over 300% from 2008 to 2009.

Although we delivered our BrightEye and WatchDog Systems to certain commands within the USAF and the National Guard and the USAF has committed $3.3 million of the $8.0 million 2008 National Program budget for Portable Illumination Systems, these equipment requests, and the remaining $4.7M 2008 budget, remain unshipped pending designation of the National Stocking Numbers (NSNs) by the Defense Logistics Agency. This protracted accounting delay has created the need for two short-term equity financings which have recently been concluded.

On April 17, 2008, we announced that we received a request from the National Guard to participate in the Vigilant Guard 2008 Disaster Response Exercise in Beaufort, South Carolina from April 21st through April 24th. The Vigilant Guard event is designed to simulate the chaotic aftermath of an earthquake or terrorist attack and will include 50 specific missions designed to test emergency response, search and rescue, evacuation and distribution of goods capabilities. We deployed a team of our specialists to operate the BrightEye 4M Tower Illumination Systems and the BrightEye Dual Lighthead Tactical Illumination Systems to provide rapid set-up and 'stadium-bright' lighting capability during the various exercises.

Over the last two years, we haave worked with select National Guard units and the National Guard Bureau to refine the capabilities of our portable visible and night-vision compatible illumination systems for general mission tactical lighting, disaster first response, force protection, maintenance lighting, expeditionary base protection and other rapidly deployable high-intensity lighting applications. Participation in the Vigilant Guard 2008 event, along with over 2,000 National Guardsmen from 11 states, is a continuation of the customer/manufacturer solutions-oriented relationship we have developed with the National Guard.

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

Over the last year, we have worked with select Air National Guard units to evaluate the BrightEye products in order to refine the capabilities of the Cyberlux portable visible and night-vision compatible illumination systems. The Air National Guard intends to deploy the 10 BrightEye Dual Lighthead Tactical Illumination Systems to Aviation Support Facilities across the country. The BrightEye Systems will be used for aircraft maintenance lighting, expeditionary base lighting and other high-intensity lighting applications that require rapid deployment and a small size/weight footprint.

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

The 29 claims awarded under our two patent filings create an extensible intellectual property platform for current tactical lighting system production and future lighting system development.

On May 12, 2008, we announced that we had received the next in a series of multi-million dollar commitments from the United States Air Force (USAF). The new commitment represents an additional 50 WatchDog Visible and Covert Portable Illumination Systems, an additional 30 BrightEye Dual Lighthead Portable Illumination Systems and 40 BrightEye 4M Tower Portable Illumination Systems. This USAF order for our tactical lighting equipment equates to $2,189,245 in revenue, including spares and maintenance supplies. We projected that with aggregate USAF orders of over $5.5 million, operations will be profitable upon fulfillment of these orders.

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

BrightEye Portable Illumination System family is designed as visible and night-vision compatible illumination systems for general mission tactical lighting, force protection, maintenance lighting, expeditionary base protection, disaster first responders, and other rapidly deployable high- intensity lighting applications. Using advanced optics, advanced solid-state lighting technology, light-weight Li-On battery power, all contained in an easily transportable wheeled case, the BrightEye system is capable of eliminating the space-consuming bulk, noise and energy consumption of the current generator-powered incandescent lighting systems. Unique to the marketplace, the BrightEye system provides both white and night-vision compatible covert lighting, a capability not available in traditional lighting systems.

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

The BrightEye Portable Illumination Systems are designed as visible and night-vision compatible illumination system for mission-critical tactical lighting requiring rapidly deployable, high-intensity lighting capability. Using advanced optics, advanced solid-state lighting technology, and light- weight advanced battery power, all contained in easily transportable wheeled cases, the BrightEye Systems are capable of eliminating the space-consuming bulk, noise and energy consumption of the current generator-powered incandescent lighting systems. Unique to the marketplace, the BrightEye Systems provide broad area visible white lighting and night-vision compatible IR lighting capable of operating all night on an advanced battery power system, capabilities not available in traditional lighting systems.

The BrightEye Systems are available through the General Services Administration (GSA) Federal Supply Schedule 56 for Specialty Lighting products under Cyberlux GSA Contract GS-07F-9409S.

On May 15, 2008, we announced that we had received an invitation from the Boeing Intelligence & Security Systems Division to attend the Secure Border Initiative (SBInet) supplier briefing scheduled for May 22, 2008 in Washington, D.C.

In September of 2007, we were awarded the SBInet Toolkit Supplier Contract to supply the BrightEye Portable Visible and Covert 10 Meter Tower Lighting System as part of the SBInet's mobile command infrastructure. The Company is one of only two lighting companies, and the only solid-state LED lighting solutions company, to be awarded the SBInet Toolkit Supplier Contract for portable lighting. In November, we fulfilled the first system order from The Boeing Company associated with the SBInet deployment plans for the Mexican and Canadian borders.

On June 3, 2008, we announced that the Defense Logistics Agency has awarded National Stocking Numbers to our Portable Illumination System line of products. The Defense Logistics Agency (DLA), the largest combat support agency within the Department of Defense (DOD), is the source for nearly every supply item, whether for combat readiness, emergency preparedness or the day-to-day operations of the Army, Air Force, Navy, Marine Corps and federal agencies. National Stocking Numbers (NSNs) are standardized, officially recognized item numbers used by the United States Government, the North Atlantic Treaty Organization (NATO) and many governments around the world to purchase and manage billions of dollars worth of procurement annually. The assignment of NSNs will enable us to easily and efficiently expand their military customer base to the global military marketplace.

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

Our Portable Illumination Systems were first available through the General Services Administration (GSA) Federal Supply Schedule 56 for Specialty Lighting products under Cyberlux GSA Contract GS-07F-9409S and will continue to be purchasable through the GSA. The new National Stocking Numbers assigned to the Cyberlux Portable Illumination System products are:

WatchDog System	GSA P/N 2CP0150	NSN 6230015635690
WatchDog System Spares Kit	GSA P/N 2CP0169	NSN 6210015635711

BrightEye Dual Lighthead
System	GSA P/N 2CP0170	NSN 6230015635725
BrightEye Dual Lighthead
System Spares Kit	GSA P/N 2CP0180	NSN 6210015635748

BrightEye 4M Tower System	GSA P/N 2CP0190	NSN 6230015635774
BrightEye 4M Tower System
Spares Kit	GSA P/N 2CP0191	NSN 6210015635807

BrightEye 10M Tower System	GSA P/N 2CP0182	NSN 6230015635832
BrightEye 10M Tower System
Spares Kit	GSA P/N 2CP0183	NSN 6210015635839

BrightEye Portable Power
System	GSA P/N 2CP0185	NSN 6115015635624

The 2008 Department of Defense Appropriations legislation established a National Program of $8.0 million for the equipping of the United States Air Force with our Portable Illumination Systems during Fiscal Year 2008 ending September 30th. The designation of the NSNs will enable us to meet these requirements as well as the additional requests for our equipment from other branches of the U.S. Armed Services as well as NATO.

On June 26, 2008, we announced that we had posted record revenues of $137,284 for the week ending June 20, 2008. We produced and shipped BrightEye Dual Lighthead System orders in record time for immediate deployment to Iraq with National Guard units from New York, Indiana and Minnesota. In addition, the Company verified that its production and distribution processes will support the output needed to fulfill the United States Air Force production requirements.

Over the last year, we have supplied BrightEye systems to state-level National Guard and Air National Guard units, generating $650,000 in revenue in 2008. The National Guard and Air National Guard revenue is incremental to the 2008 Department of Defense Appropriations legislation that allocates $8.0 million for the equipping of the United States Air Force with our Portable Illumination Systems.

On June 30, 2008, we announced that our Board of Directors has unanimously approved Mark D. Schmidt, President and Chief Operating Officer, to succeed Donald F. Evans as Chief Executive Officer, effective July 1, 2008. The appointment of Mr. Schmidt concludes a two-year internal transition plan during which time Mr. Schmidt managed our operations. Mr. Evans, who founded the Company in 1999 and has led us as Chairman and Chief Executive Officer since 2000, is beginning a planned phased retirement at age 73. In conjunction with his retirement plan, Mr. Evans' estate advisors have proposed to privately place or otherwise liquidate up to 25% of his Cyberlux equity holdings over the next three years.

In a related matter, the our Board of Directors also unanimously appointed John W. Ringo, our Corporate Counsel and Company Director, as the new Chairman of the Board of Directors.

On June 30, 2008, we announced that we had entered into a business development, sales and product solutions relationship with A and A Logistics, Inc. For over 17 Years, the founders of A and A Logistics, Inc. have delivered solutions on demand to the U.S. military, U.S. government agencies such as the Federal Emergency Management Agency (FEMA) and the U.S. Postal Service (USPS), state and local municipal government agencies, and foreign military organizations.

In addition to the consultative relationship A and A Logistics has with the U.S. Special Operations Command (USSOCOM), we were recently appointed to the Task Force on the Reconstruction of Afghanistan. Selected for the diversity of experience and the expertise of the A and A Logistics management team, the Company will focus on business development in Afghanistan and on accelerating the development of essential businesses and services for the mutual benefit of the people and government of Afghanistan and the private sector.

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

We have successfully sold our BrightEye Systems to 23 National Guard states within the National Guard Bureau, and we expect this momentum to continue until the majority of the states are outfitted with BrightEye tactical lighting systems.

On August 28, 2008, we announced that the U.S. Patent Office has recently awarded patent protection for 21 claims contained within our U.S. Patent Application for Portable Light Device, Application Number 11/336,562 filed on January 21, 2006. The new patent claims define specific areas of patent protection for our BrightEye and WatchDog portable lighting products and augment the 29 patent claims announced in May 2008. In combination, the 50 patent claims provide us with thorough patent protection for its WatchDog and BrightEye family of tactical lighting products, as well as any future products developed on this patent foundation.

The new claims awarded by the U.S. Patent Office address a lighting device comprised of an array of LEDs that operate in spot-light and flood-light modes of illumination, or in a spot-light/flood-light combined mode, with alterable intensity levels, controlled by an electrical power system and electrical sensor operation. Further, the new claims cover the user interface that allows the user to change operating modes continuously between spot-light and flood- light illumination and to display the battery power capacity on a percentage and time interval basis.

In addition, the claims address the specifics around the use of narrowing lenses as LED optics adapted to focus illumination in a cone angle between 4 and 50 degrees. This unique optical method and practice enable the spot-light and flood-light modes of illumination.

Lastly, the claims address the use of a computer and computer-executable programming instructions for operating a lighting device. The operations are defined as comprising the steps of sensing electrical power information, sensing modes of illumination information and sensing LED intensity information provided by a user via the user interface, directing the array of LEDs to operate in either a spot-light, flood-light or combined mode of illumination, directing the array of LEDs to operate at a desired intensity level, and displaying the power supply capacity message to the user based upon the sensed electrical power, mode of illumination and LED intensity information.

These newly awarded 21 patent claims provide us with a deeper, more extensible intellectual property platform for the current tactical lighting system products and for future lighting systems currently under development. Importantly, the combined 50 patent claims create a significant licensing portfolio that will allow other companies access to these fundamental LED lighting capabilities.

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

Under the agreement, the Sabot 6 firm will provide tactical and strategic sales planning, access to senior government officials and tactical users, access to soldiers for hands-on evaluation and ongoing product sales support for governmental entities not yet addressed by us. In addition, Sabot 6 will provide a specific focus on the procurement process for our current Portable Illumination System products and will spearhead future development projects where Cyberlux will leverage the company's significant engineering and product development knowhow. If needed, Sabot 6 will also provide surge support in specific areas of expertise, at any location deemed necessary by us or our customer. This combination of capabilities will immediately enhance our revenue pipeline, particularly in the Energy, Security and Power Surety market segments.

On September 10, 2008, we announced that we had received a purchase order from the Hawaiian Air National Guard for the purchase of a BrightEye Tactical Illumination System.

We have demonstrated continued success in selling its flagship product, the BrightEye Tactical Illumination System, to individual state-level National Guard units across the country. The Company feels strongly that it is positioned to be the tactical lighting leader within multiple branches of the United States Armed Services in the future.

On October 17, 2008, the Company filed a protest with the General Accountability Office on the unfair and prejudicial treatment it received during the contracting process which resulted in the inability of Cyberlux to fairly compete for Solicitation Award FA4452-08-R-0025.  This protest was filed based on the following claims: (1) ambiguous and unclear specification in the statement of work of RFP FA4452-08-R-0025 which obscured the requirements and resulted in the exclusion of Cyberlux from the list of technically compliant offerors and further ensured that Cyberlux would be the highest bidder; (2) ambiguous and unclear evaluation criteria which resulted in the initial exclusion of Cyberlux from technical compliance and ensured that Cyberlux could only be the high bidder in an unfair process; (3) inappropriate process steps involving a lack of timely notice were utilized to further mask the adverse prejudicial treatment of Cyberlux and other potential offerors in the 2nd phase of this Air Mobility Command procurement action; and (4) the competition was not open and not fair because after amendments were made and two bidders with known prices were considered technically acceptable, Cyberlux specifically asked the Contracting Officer if the Company could lower the prices of its bid during the Final Proposal Revisions (Best and Final Offers), and the Contracting Officer failed to notify Cyberlux that it could lower its price.

On February 23, 2009, the General Accountability Office denied the protest.
The Company is currently evaluating further legal actions regarding the infringement of its patent rights, which have not been licensed to any third party at this time.

On October 3, 2008, we announced that our WatchDog and BrightEye tactical lighting systems were the only two solutions listed in Resolution NO. J-29, RELATING TO LIGHT EMITTING DIODE PORTABLE ILLUMINATION SYSTEMS, adopted during the 130th National Guard Association of the United States (NGAUS) General Conference held during Sept. 20-22, 2008 in Baltimore, MD.

We have equipped 27 National Guard Units with its BrightEye tactical lighting systems and anticipates substantial order flow from the NGAUS 2009 congressional funding recommendation as adopted in Resolution No. J-29 for LED Portable Illumination Systems.

NGAUS (http://www.ngaus.org/) is a nonpartisan organization representing nearly 45,000 current and former Army and Air National Guard officers. It was formed in 1878 with the goal of obtaining better equipment, standardized training and a more combat-ready force by petitioning Congress for resources.

On October 20, 2008, we announced that we had received a purchase order from the Hawaiian National Guard for the purchase of an additional BrightEye Tactical Illumination System.

With 27 state-level National Guard units having purchased BrightEye Tactical Illumination Systems, We have demonstrated continued success in selling its leadership product to individual National Guard units across the country. We are positioned to be the tactical lighting leader within multiple branches of the United States Armed Services.

On October 31, 2008, we announced that we had entered into a product development, business development and product sales relationship with Sacred Power Corporation, a leading provider of renewable energy solutions. Sacred Power Corporation specializes in solar power solutions and provides innovative renewable energy technologies to the Department of Defense (DOD) and Federal government marketplace. Sacred Power, a Native American owned and operated 8(a) certified company, has significant government and military experience in the design and delivery of telecommunication, power generation and electrification projects.

Under the terms of the agreement between the two companies, Sacred Power and Cyberlux will work as prime contractor/subcontractor teaming partners on solid-state lighting and solar power renewable energy opportunities. In addition, the companies will support cross-product and cross-channel sales initiatives where Cyberlux will utilize the solar power capability of Sacred Power to offer a range of renewable power options for its Cyberlux Portable Illumination System products, and Sacred Power will leverage our solid-state lighting capability, including our Portable Illumination System products, in its renewable energy projects. This combination of capabilities will immediately enhance the presence of both companies in the Energy, Security and Power Surety market segments.

As a first project, the two companies have been awarded a purchase order contract from Sandia National Laboratories on behalf of the DOD to provide portable, solar powered visible and covert LED security lighting systems for testing, evaluation and future deployment across the DOD agencies. For this project, Sacred Power will provide the solar power solution and system integration capability, and Cyberlux will provide the visible and covert LED security lighting solution.

On December 2, 2008, we announced that the United States Special Operations Command (SOCOM), had placed its first order for two BrightEye Tactical Lighting Systems. Secured through one of our contractual sales arms, this purchase order will supply SOCOM with BrightEye units for field testing and evaluation by the U.S. Army Special Operations Command at Fort Bragg, N.C.

The United States Special Operations Command (SOCOM) was activated in April 1987 to provide command, control and training for all special operations forces (SOF) in the United States. SOCOM headquarters is at MacDill Air Force Base, Fla. Its component commands include the U.S. Army Special Operations Command at Fort Bragg, N.C.; the Air Force Special Operations Command, Hurlburt Field, Fla; the Naval Special Warfare Command, Coronado, Calif.; and the Joint Special Operations Command at Fort Bragg, N.C. The John F. Kennedy Special Warfare Center and School, the U.S. Air Force Special Operations School and the Naval Special Warfare Center are also assigned to the command.

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

Cyberlux Corporation is the owner of U.S. Patent No. 6,752,515, which issued June 22, 2004, and is entitled Apparatus and Method for Providing Emergency Lighting.  Cyberlux Corporation also owns U.S. Patent No. 6,986,589, which issued January 17, 2006, and is entitled Apparatus and Method for Providing an Emergency Lighting Augmentation System.  Cyberlux Corporation is the owner of U.S. Patent No. 7,045,975, which issued May 16, 2006 and is entitled Apparatus and Methods for Providing Emergency Safety Lighting.  Six patent applications are currently pending before the USPTO.  Two additional patent applications are currently being prepared but have not yet been filed with the USPTO.  In November 2006, Cyberlux was awarded 21 patent claims 21 claims by the U.S. Patent Office for our Emergency Safety Lighting will accelerate our further pursuit of providing long-term solutions for interim and emergency lighting in hotels, hospitals, elder care facilities, apartment complexes and residences. The lighting device, designed as a replacement electrical wall outlet, simply plugs into an existing outlet after removal of its cover plate. Although the lighting device continues to operate as an electrical outlet, it also contains a constant charge battery; a motion sensor for initiating low levels of lighting for gentle illumination of a darkened room or navigation of a corridor; a power sensor for broadcasting a high level of light up the attendant wall surface to reflect off of the ceiling thereby illuminating a room or corridor; and a photo cell that detects ambient light in the space which disables the system. The lighting device is intended to provide long-term solutions for emergency and interim lighting. The patent addresses an electrochemical lighting system capable of providing prolonged illumination with the use of light emitting diodes (LEDs) as the illumination source. In addition, on November 18, 2008. we were granted U.S.Patent No. 7,452,099, which is entitled Portable Lighting Device and embodies portable LED lighting devices comprised of a body, a handle, a user interface and a pivotal support of a lighting element assembly.

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

Pat. No. 7,452,099 - The patent application is directed to a portable light system having a body, an arm pivotally attached to the body, and one or more lighting elements disposed at one end of the arm.  The portable light device further includes a handle, one or more batteries, an on-off switch, and one or more power cords for transmitting or receiving electrical energy.  The portable light device is adapted to operate in a spot light mode of illumination, a flood light mode of illumination, or a combination thereof.  The device benefits from the use of LEDs as an illumination source.  LEDs provide optimum lumen output with considerably less power consumption than conventional lighting devices.  Finally, the device provides real-time battery life information to a user such that the performance of the device may be tailored to extend or shorten expected battery life as needed.

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

o revenue recognition; and

o derivatives

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

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2007 and 2006 Compared.

Revenues for the year ended December 31, 2008 were $639,529.  This compares to revenues of $ 721,148 for the year ended December 31, 2007.

Cost of goods sold were $405,939  for 2008 compared with $514,231 for 2007.

Operating expenses for the year ended December 31, 2008 were $5,430,931compared with $3,875,668 for the year ended December 31, 2007.  Included in expenses for 2008 was $517,915 for consulting services compared with $198,178 for the previous year.

	For the Years Ended
	12/31/2008	12/31/2007

Salaries & benefits	1,649,459	1,893,994
Marketing and advertising	26,352	163,278
Rent	124,695	81,265
Insurance		13,691
Depreciation and amortization	25,617	553,595
Impairment Loss Research and development	1,698,229	164,7936
Legal expense	224,657	224,657
Accounting services	1514,621	45,029
Investor relations	22,414	19,788
Travel, living and entertainment	86,109	150,658
Office expenses	1,416,310	550,898
Bad debt expense	1,796	14,024
	5,430,931	3,677,491

Interest expense for 2008 was $2,793,580 compared to $2,645,375for 2007.  Included in interest expense for 2006 is $1,926,625which was booked to recognize the imbedded beneficial conversion feature of the $4,500,000 convertible notes payable entered into during the 3rd and 4th quarters of  2004, 2005 and 2006.

The net loss realized for 2008 was $11,323,482, or $0.02 per share on an average of 643,052,619 shares outstanding and compares to net loss of ~~$~~15,619,897, or $0.04 per share on an average of 383,858,373 shares outstanding for the year 2007.

Liquidity and Capital Resources

As of December 31, 2008, we had a working capital deficit of $10,546,455. As a result of our operating losses for the year ended December 31. 2008, we generated a cash flow deficit of $1,184,170 from operating activities. Cash flows generated through investing activities was $0 during the year ended December 31, 2008. We met our cash requirements during this period through the issuance of $525,000 Convertible Notes Payable and $675,760 from the sale of  Common Stock.

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

Our independent certified public accountant has stated in their report, dated as of  May 15, 2009, that we have incurred operating losses, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

The Company has engaged Ayuda Equity Funding, LLC to provide equity-collateralized loan financing as a non-toxic incremental financing option to fund the Company’s ongoing operations. The Company provides Ayuda Equity Funding, LLC with freely trading shares of common stock for use as collateral for capital loans then made to the Company.  Ayuda Equity Funding, LLC values the freely trading shares at a 30% discount to market and provides collateralized capital loans to the Company in return.

The Company completed an equity financing with St. George Investments, LLC (SGI), an Illinois limited liability company, on March 21, 2008 for $1,500,000.  The equity financing is structured as a 25% discount to market Warrant transaction that provides $500,000 in capital at closing, followed by four traunches of $250,000 each.  Each $250,000 traunch is staggered at 60-day intervals commencing in six months on September 22, 2008, which is the date that shares are salable pursuant to Rule 144 upon exercise of the Warrant.  The Company issued 7,500,000 shares of Common Stock to SGI in order to induce the SGI to purchase the $1,500,000 Warrant. In addition, 6,763,300 additional shares of  Common Stock were issued as Performance Stock in the name of SGI to remain in their original certificated form and remain in escrow with the law firm of Anslow & Jaclin, LLP acting as escrow agent.  As a provision of the Warrant Purchase Agreement, we pledged 35,736,700 shares of “Pledge Stock” to be  held in escrow as a potential  remedy in the event of the occurrence of certain identified “trigger events”. On June 23rd , 2008, one trigger event, the closing price of our stock, went below the identified market price of $0.012 per share, triggrering the release from escrow of the 6,763,300 shares of Performance Stock and the 35,736,700 shares of Pledge stock”.  This trigger event, as defined in the Warrant Purchase Agreement, also increased the Warrant Account by 25% of the balance, or $375,000, in exchange for the elimination of the 25% discount to market.
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

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. The Company is required to adopt the provisions of FIN 47 no later than the first quarter of fiscal 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its consolidated financial position, results of operations or cash flows In May 2005 the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. The Company does not expect the adoption of this SFAS to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Risks Relating to Our Business:

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred a net loss of $11,322,912 for the year ended December 31, 2008 compared to a net loss of $15,619,897 for the year ended December 31, 2007. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

In their report dated May 15, 2009, our independent auditors stated that our financial statements for the year ended December 31, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses for the year ended December 31, 2008 in the amount of $11,322,912 . We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

On October 10, 2007, we issued 3,650,000 shares of Series B Convertible Preferred Stock (“Series B stock”)to our officers and directors which are convertible into 36,500,000 shares of common stock and, in the aggregate, have the right to cast 365,000,000 million votes in any vote by our shareholders. On January 22, 2009, we issued 1,000,000 additional shares of Series B stock to our officers and directors. Combined with the number of shares of common stock held by our officers and directors, they have the right to cast approximately 56% of all votes by our shareholders.  As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

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

           Due to our limited economic resources, we try to issue stock in lieu of cash for payment of expenses and services provided for us.  In 2008, we issued 9,700,000 shares of common stock in exchange for expenses and services rendered.  We anticipate issuing shares of common stock whenever possible in lieu of cash to conserve our financial position.  The number of shares of common stock issued is directly related to our stock price at the time of issuance.  In the event that our stock price drops, we will be required to issue larger amounts of shares for expenses and services rendered, if the other party is willing to accept stock at all. The issuance of shares of common stock will have the effect of diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

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
DECEMBER 31, 2008 AND 2007

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

CYBERLUX CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Certified Public Accounting Firms	F-1

Consolidated Balance Sheets at December 31, 2008 and 2007	F-2

Consolidated Statements of Operations for the Years ended December 31, 2008 and 2007	F-3

Consolidated Statement of Deficiency in Stockholders' Equity for the Years ended December 31,2008 and 2007	F-4 - F-6

Consolidated Statements of Cash Flows for the Years ended December 31, 20087and 2006	F-7

Notes to Consolidated Financial Statements	F-8 - F-45

 Turner, Jones & Associates, PLLC
Certified Public Accountants
108 Center Street, North, 2nd Floor
Vienna, Virginia 22180-5712
(703) 242-6500

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cyberlux Corporation and Subsidiaries
4625 Creekstone Drive, Suite 130
Research Triangle Park
Durham, NC 27703

We have audited the accompanying consolidated balance sheet of Cyberlux Corporation and subsidiaries as of December 31, 2008 and December 31, 2007 and the related consolidated statements of income, stockholders' equity and cash flows for year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberlux Corporation and subsidiaries as of December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements must have been prepared assuming the Company will continue as a going concern.  As discussed in Note L to the consolidated financial statements, the Company has suffered recurring losses from operations, negative working capital, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern.  Management's plan in regard to these matters is also described in Note N.  The consolidated financial statements do not include adjustments that might result from the outcome of this uncertainty.

Vienna, Virginia
May 15, 2009

/s/ Turner, Jones & Associates, PLLC

Turner, Jones & Associates, PLLC

CYBERLUX CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current assets:
Cash & cash equivalents	$19,233	$626
Accounts receivable, net of allowance for doubtful accounts of $1,803 and $8,646, respectively	249,924	77,815
Inventories, net of allowance of $43,333	53,202	157,379
Other current assets	32,198	10,000
Total current assets	354,557	245,820

Property, plant and equipment, net of accumulated depreciation of $194,788 and $169,171, respectively	48,990	74,607

Other assets
Deposits	25,511	24,400
Patents and development costs, net of accumulated amortization and write off of $3,043,757 and $819,639, respectively	931,217	3,155,335
Total other assets	956,728	3,179,735

Total Assets	$1,360,275	$3,500,162

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$86	$33,178
Accounts payable	1,,299,145	733,538
Accrued liabilities	3,425,885	2,345,133
Short-term notes payable - related parties	402,823	397,064
Short-term notes payable	192,865	196,067
Warrant payable	935,000	-
Short-term convertible notes payable	4,645,207	3,050,510
Total current liabilities	10,901,012	6,755,490

Long-term liabilities:
Derivative liability relating to convertible debentures	24,384,586	17,334,621
Warrant liability relating to convertible debentures	255,042	4,509,538
Total long-term liabilities	24,639,628	21,844,159

Total liabilities	35,540,639	28,599,649

Commitments and Contingencies

Redeemable Series A convertible preferred stock, $0.001 par value; 200 shares designated, 26.9806 and 28.9806 issued and outstanding as of December 31, 2008 and 2007; liquidation preference of $219,892 and $231,845 as of December 31, 2008 and 2007, respectively	134,900	144,900

DEFICIENCY IN STOCKHOLDERS' EQUITY
Class B convertible preferred stock, $0.001 par value, 3,650,000 shares designated; 3,650,000 shares issued and outstanding as of December 31, 2008 and 2007; liquidation preference of $3,650,000 as of December 31, 2008 and 2007	3,650	3,650
Class C convertible preferred stock, $0.001 par value, 700,000 shares designated; 150,000 shares issued and outstanding as of December 31, 2008 and 2007, liquidation preference of $3,992,333 and $3,823,230, as of December 31, 2008 and 2007, respectively	150	150
Common stock, $0.001 par value, 950,000,000 shares authorized; 814,426,120and 552,342,881 shares issued and outstanding as of December 31, 2008 and 2007, respectively	814,426	552,343
Additional paid-in capital	17,277,230	15,286,709
Accumulated deficit	(52,410,720)	(41,087,239)
Deficiency in stockholders' equity	(34,315,264)	(25,244,387)

Total liabilities and (deficiency) in stockholders' equity	$1,360,275	$3,500,162

The accompanying notes are an integral part of these consolidated financial statements

CYBERLUX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
REVENUE:	$639,529	$721,148
Cost of goods sold	(405,939)	(514,231)
Gross margin (loss)	233,590	206,917

OPERATING EXPENSES:
Depreciation	25,617	27,706
Research and development	3,582	164,793
Impairment loss	1,698,229	-
General and administrative expenses	3,703,503	3,683,169
Total operating expenses	5,430,931	3,875,668

NET LOSS FROM OPERATIONS	(,197,341)	(3,668,751)

Debt forgiveness	-	381,652
Unrealized gain (loss) relating to adjustment of derivative and warrant liability to fair value of underlying securities	(2,795,469)	(9,620,645)
Interest expense, net	(2,793,580)	(2,645,375)
Debt acquisition costs	(536,602)	(66,778)

Net Income (loss) before provision for income taxes	(11,322,912)	(15,619,897)

Income taxes (benefit)	490	-

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(11,323,482)	$(15,619,897)

Weighted average number of common shares outstanding-basic	643,052,619	383,858,373

Weighted average number of common shares outstanding-fully diluted

Income (loss) per share-basic	$(0.02)	$(0.04)

Loss per share-fully diluted

Preferred dividend	$96,000	$96,000

The accompanying notes are an integral part of these consolidated financial statements

CYBERLUX CORPORATION
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Balance, January 1, 2007	800,000	$800	100,000	$100	$128,279,157	$128,279	$25,000	$12,186,420	$(25,467,342)	$(13,126,743)
Common stock issued in January 2007 as payment towards convertible debentures	-	-	-	-	25,564,000	25,564	-	221,932	-	247,496

Warrants exercised at $0.25 per share	-	-	-	-	100,000	100	(25,000)	24,900	-	-

Preferred Class C stock issued in connection with the acquisition of Hybrid Lighting Technologies, Inc.	-	-	50,000	50	-	-	-	768,450	-	768,500

Common stock issued in connection with the acquisition of Hybrid Lighting Technologies, Inc.	-	-	-	-	26,500,000	26,500	-	742,000	-	768,500

Common stock issued in January 2007 in connection with conversion of preferred stock, Class A	-	-	-	-	500,000	500	-	49,500	-	50,000

Common stock issued in February 2007 as payment towards convertible debentures	-	-	-	-	24,309,800	24,310	-	160,282	-	184,592

Common stock issued in March 2007 as payment towards convertible debentures	-	-	-	-	18,021,800	18,022	-	98,220	-	116,242

Common stock issued in April 2007 as payment towards convertible debentures	-	-	-	-	33,357,000	33,357	-	121,197	-	154,554

Preferred stock issued in April 2007 as payment towards compensation	2,850,000	2,850	-	-	-	-	-	367,650	-	370,500

Common stock issued in April 2007 for services rendered at $0.011 per share	-	-	-	-	2,500,000	2,500	-	25,000	-	27,500
Subtotal	3,650,000	$3,650	150,000	$150	$259,131,757	$259,132	$-	$14,765,551	$(25,467,342)	$(10,438,859)

CYBERLUX CORPORATION
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Balance forward	3,650,000	$3,650	150,000	$150	$259,131,757	$259,132	$-	$14,765,551	$(25,467,342)	$(10,438,859)
Common stock issued in April 2007 as payment towards related party debentures and related interest	-	-	-	-	5,226,182	5,226	-	99,298	-	104,524

Sale of warrants to purchase common stock in May 2007	-	-	-	-	-	-	-	150,000	-	150,000

Common stock issued in May 2007 as payment towards convertible debentures	-	-	-	-	48,579,100	48,579	-	57,766	-	106,345

Exercise of warrants in June 2007	-	-	-	-	32,216,950	32,217	-	95,282	-	127,499

Common stock issued in June 2007 as payment towards convertible debentures	-	-	-	-	60,418,910	60,419	-	25,709	-	86,128

Common stock issued in July 2007 as payment towards convertible debentures	-	-	-	-	90,328,573	90,328	-	11,499	-	101,827

Common stock issued in August 2007 as payment towards convertible debentures	-	-	-	-	11,568,802	11,569		(1,157)	-	10,412

Exercise of warrants in September 2007	-	-	-	-	18,022,607	18,023	-	13,201	-	31,224

Common stock issued in September 2007 for services rendered at $0.034 per share	-	-	-	-	26,650,000	26,650	-	63,960	-	90,610

Common stock issued in October 2007 for services rendered at $0.029 per share	-	-	-	-	200,000	200	-	5,600	-	5,800

Net loss	-	-	-	-	-	-	-	-	(15,619,897)	(15,619,897)
Balance, December 31, 2007	3,650,000	$3,650	150,000	$150	$552,342,881	$552,343	$-	$15,286,709	$(41,087,239)	$(25,244,387)

The accompanying notes are an integral part of these consolidated financial statements

CYBERLUX CORPORATION
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Balance, forward	3,650,000	$3,650.0	150,000	$150	$552,342,881	$552,343	$-	$15,286,709	$(41,087,239)	$(25,244,387)
Common stock issued in January 2008 in connection with conversion of preferred stock, Class A	-	-	-	-	100,000	100	-	9,900	-	10,000

Common stock issued in February 2008 for services rendered at $0.023 per share	-	-	-	-	100,000	100	-	2,200	-	2,300

Common stock issued in conjunction with the issuance of debt	-	-	-	-	14,263,300	14,263	-	370,845	-	385,108

Beneficial conversion feature	-	-	-	-	-	-	-	184,736	-	184,736

Sale of common stock	-	-	-	-	126,212,123	126,212	-	549,548	-	675,760

Common stock issued in settlement of debt	-	-	-	-	6,971,116	6,971		55,769		62,740

Common stock issued for services rendered	-	-	-	-	114,436,700	114,437	-	817,523	-	931,960

Net loss	-	-	-	-	-	-	-	-	(11,323,482))	(11,323,482)
	3,650,000	$3,650	150,000	$150	$814,426,120	$814,426	$-	$17,277,230	$(52,410,721)	$(34,315,264)

The accompanying notes are an integral part of these consolidated financial statements

CYBERLUX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
YEAR ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to common stockholders	$(11,323,481)	$(15,619,897)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation	25,617	27,706
Amortization	525,889	525,889
Impairment loss	1,698,229	-
Common stock issued in connection issuance of debt	385,108	-
Common stock issued in connection with services rendered	941,000	123,910
Preferred stock issued as compensation	-	370,500
Gain on repurchase and cancellation of warrants		(381,652)
Beneficial conversion feature relating to convertible debenture	619,736	-
Accretion of convertible notes payable	1,569,697	1,873,298
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	2,795,469	9,620,645
(Increase) decrease in:
Accounts receivable	(172,109)	99,270
Inventories	104,177	40,392
Prepaid expenses and other assets	(23,309)	11,182
Increase (decrease) in:
Cash overdraft	67,935	33,178
Accounts payable	561,607	168,663
Accrued liabilities	1,080,752	654,870
Net cash (used in) operating activities	(1,184,710)	(2,452,046)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash acquired in connection with acquisition of Hybrid Lighting Technologies, Inc	-	150,000
Acquisition of fixed assets	-	(44,000)
Net cash provided by (used in) investing activities:	-	106,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debentures	525,000	1,000,000
Proceeds from sale of common stock	675,760
Proceeds from exercise of warrants	-	158,723
Proceeds from sale of warrants	-	600,000
Net proceeds (payments) from borrowing on long term basis	(3,202)	148,668
Net proceeds (payments) to notes payable, related parties	5,759	43,469
Net cash provided by (used in) financing activities:	1,203,317	1,950,860

Net increase (decrease) in cash and cash equivalents	18,607	(395,186)
Cash and cash equivalents at beginning of period	626	395,812
Cash and cash equivalents at end of period	$19,233	$626

Supplemental disclosures:
Interest Paid	$-	$-
Income Taxes Paid	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) loss in adjustment of derivative and warrant liability to fair value of underlying securities	$2,795,469	$9,620,645
Common stock issued for services rendered	$941,000	$123,910
Preferred stock issued as compensation	$-	$370,500

The accompanying notes are an integral part of these consolidated financial statements

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Until December 31, 2004, the Company was a development state enterprise as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises ("SFAS No.7"). The Company develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2008, the Company has accumulated losses of $52,360,720.

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

The Company has adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, whereby the Company periodically tests its intangible assets for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets are tested for impairment, and write-downs will be included in results from operations.

Revenue Recognition

Revenues are recognized in the period that products are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2008 and 2007, the Company did not have any deferred revenue.

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

Accounts Receivables

Accounts Receivable are shown at December 31, 2008 and December 31, 2007 net of Allowance for Doubtful Accounts in the amounts of $1,803 and $8,646. Our policy is to provide an allowance when an Account becomes greater than 90 days past due. An account is charged off when it is determined by management to be uncollectible.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

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

Components of inventories as of December 31, 2008 and 2007 are as follows:

	2007	2007
Component parts	$34,632	$151,940
Finished goods	61,903	48,772
	96.535	200,712
Less: allowance for obsolete inventory	(43,333)	(43,333)
	$53,202	$157,379

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

Advertising costs

The Company expenses all costs of marketing and advertising as incurred. Marketing and advertising costs totaled $6,356 and $20,437 for the year ended December 31, 2008 and 2007, respectively.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs". Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company expenditures were $3,582 and $164,793 on research and product development for the year ended December 31, 2008 and 2007, respectively.

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

Fair Values

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) as amended by FASB Statement of Position (FSP) FAS 157-1 and FSP FAS 157-2. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. FSP FAS 157-2 delays, until the first quarter of fiscal year 2009, the effective date for SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or operations.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At December 31, 2008 and 2007, allowance for doubtful receivable was $1,803 and $8,646, respectively.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Income taxes

The Company follows Statement of Financial Accounting Standard No.109, Accounting for Income Taxes (SFAS No.109) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse

At December 31, 2008, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $50,000,000, expiring in the year 2023, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited. Components of deferred tax assets as of December 31, 2008 are as follows:

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Income taxes (continued)

Non current:
Net operating loss carry forward	$17,500,000
Valuation allowance	(17,500,000)
Net deferred tax asset	$—

Patents

The Company acquired in December 2006, for $2,294,000, and January 2007, for $1,387,000, patents in conjunction with the acquisitions of SPE Technologies, Inc and Hybrid Lighting Technologies, Inc, respectively. The patents have an estimated useful life of 7 years. Accordingly, the Company recorded an amortization charge to current period earnings of $525,889 and $525,889 for the years ended December 31, 2008 and 2007, respectively. Patents are comprised of the following:

December 31, 2007:

Description	Cost	Accumulated amortization and impairments	Net carrying value at December 31, 2007
Development costs	$293,750	$293,750	$-0-
Patents	2,294,224	327,746	1,966,478
Patents	1,387,000	198,143	1,188,857
Total	$3,974,974	$819,639	$3,155,335

December 31, 2008:

Description	Cost	Accumulated amortization and impairments	Net carrying value at December 31, 2008
Development costs	$293,750	$293,750	$-0-
Patents	2,294,224	1,646,277	648,017
Patents	1,387,000	1,103,800	283,200
Total	$3,974,974	$3,043,757	$931,218

During the years ended December 31, 2008 and 2007, the Company management preformed an evaluation of its intangible assets (Patents) for purposes of determining the implied fair value of the assets at acquisition date(s). During the year ended December 31, 2008, the tests indicated that the recorded remaining book value of its patents exceeded their fair value, as determined by discounted cash flows and accordingly recorded an impairment charge of $1,698,229 to current operations. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates.

2009	$186,244
2010	186,244
2011	186,244
2012	186,244
2013 and thereafter	186,242
Total	$931,218

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from operations of $9,140,254 for the year ended December 31, 2008. The Company's current liabilities exceeded its current assets by $10,061,456 as of December 31, 2008.

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the 10% Secured Convertible Debentures (see Note D). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the intrinsic method and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 362%; and risk free interest rate from 0.37% to 1.55%. The derivatives are classified as long-term liabilities.

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

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 141R in 2009 will have a material effect on its consolidated financial position, results of operations or cash flows.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company does not expect the adoption of SFAS No. 160 in 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the consensus in Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 defines collaborative arrangements and requires collaborators to present the result of activities for which they act as the principal on a gross basis and report any payments received from (made to) the other collaborators based on other applicable authoritative accounting literature, and in the absence of other applicable authoritative literature, on a reasonable, rational and consistent accounting policy is to be elected. EITF 07-1 also provides for disclosures regarding the nature and purpose of the arrangement, the entity’s rights and obligations, the accounting policy for the arrangement and the income statement classification and amounts arising from the agreement.

EITF 07-1 will be effective for fiscal years beginning after December 15, 2008, which will be the Company’s fiscal year 2009, and will be applied as a change in accounting principle retrospectively for all collaborative arrangements existing as of the effective date.
The Company does not expect the adoption of EITF 07-1in 2009 to have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus on Emerging Issues Task Force (EITF) Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” This issue addresses whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS No. 133, for purposes of determining whether the instrument should be classified as an equity instrument or accounted for as a derivative instrument. The provisions of EITF Issue No. 07-5 are effective for financial statements issued for fiscal years beginning after December 15, 2008 and will be applied retrospectively through a cumulative effect adjustment to retained earnings for outstanding instruments as of that date. The Company does not expect the adoption of EITF 07-05 to have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2008, the FASB” issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133” (“SFAS No. 161”).  SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows.  Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3,“Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company is required to adopt FSP 142-3 on January 1, 2009, earlier adoption is prohibited.  The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not expect the adoption of FSP No. FAS 142-3 to have a material effect on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162").  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy).  SFAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles."  The Company does not expect the adoption of SFAS No. 162 to have a material effect on its consolidated financial position, results of operations or cash flows.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

In May 2008, the FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) " ("FSP APB 14-1").  FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate.  FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis.  The Company is currently evaluating the potential impact, if any, of the adoption of FSP APB 14-1 on its consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued FASB Statement No. 163, “Accounting for Financial Guarantee Insurance Contracts”, which clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises.    The standard is effective for financial statements issued for fiscal years beginning after December 15, 2008, including interim periods in that year. The Company does not expect the adoption of SFAS 163 to have a material effect on its consolidated financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force (EITF) No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Under the FSP, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect the adoption of FSP EITF No. 03-6-1 to have a material effect on its consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This position clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. It also reaffirms the notion of fair value as an exit price as of the measurement date. This position was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption had no impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued FSP 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which is effective for fiscal years ending after December 15, 2009. FSP 132(R)-1 requires disclosures about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by SFAS 157. The Company is assessing the potential effect of the adoption of FSP 132(R)-1 on its consolidated financial statements.

In December 2008, the FASB issued FSP SFAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. The FSP requires extensive additional disclosure by public entities with continuing involvement in transfers of financial assets to special-purpose entities and with variable interest entities (VIEs), including sponsors that have a variable interest in a VIE. This FSP became effective for the first reporting period ending after December 15, 2008 and did not have any material impact on the Company's consolidated financial statements.

In January 2009, the FASB issued Financial Statement of Position (“FSP”) Issue No. EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP EITF No. 99-20-1”). FSP EITF No. 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The Company adopted FSP EITF No. 99-20-1 and it did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2008 and 2007 are as follows:
	2008	2007
Furniture and fixtures	$56,348	$56,348
Office and computer equipment	62,061	62,061
Leasehold improvements	21,989	21,989
Manufacturing equipment	103,380	103,380
	243,778	243,778
Less: accumulated depreciation	(194,788)	(169,171)
	$48,990	$74,607
During the years ended December 31, 2008 and 2007, depreciation expense charged to operations was $25,617 and $27,706, respectively.

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Accounts payable	$1,299,147	$733,538
Accrued interest and liquidation damages (see Note D below)	2,438,682	1,893,561
Accrued payroll and payroll taxes	510,779	155,661
Other accrued liabilities	476,424	295,911
Total	$4,725,032	$3,078,671

NOTE D-CONVERTIBLE DEBENTURES

Notes payable at December 31, 2008 and 2007:
	December 31, 2008			December 31, 2007
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
10% convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.50 per share. The Company is in violation of the loan covenants	$2,500	-	$2,500	$2,500	-	$2,500

10% convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.50 per share. The Company is in violation of the loan covenants	25,000	-	25,000	-	-	-

10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)	$1,094,091	-	$1,094,091	$1,094,091	$158,665	$935,426

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE D-CONVERTIBLE DEBENTURES (continued)

	December 31, 2008				December 31, 2007
	Gross Principal Amount	Less: Unamortized Discount		Net	Gross Principal Amount	Less: Unamortized Discount	Net
10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.6 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)	$800,000	$		$800,000	$800,000	$216,986	$583,014

8% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights (see below)	700,000			700,000	700,000	231,416	468,584

8% convertible debenture, due March 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	500,000		38,813	461,187	500,000	205,936	294,064

6% convertible debenture, due July 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	500,000		94,977	405,023	500,000	262,100	237,900

6% convertible debenture, due September 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$280,000		$68,530	$211,470	$280,000	$162,119	$117,881

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE D-CONVERTIBLE DEBENTURES (continued)

	December 31, 2008			December 31, 2007
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
6% convertible debenture, due December 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$600,000	$193,425	$406,575	$600,000	$393,973	$206,027

8% convertible debenture, due April 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	400,000	172,420	227,580	400,000	306,119	93,881

8% convertible debenture, due May 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	150,000	66,438	83,562	150,000	116,575	33,425

8% convertible debenture, due June 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	150,000	70,685	79,315	150,000	120,822	29,178

8% convertible debenture, due June 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$150,000	$74,658	$75,342	$150,000	$124,795	$25,205

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE D-CONVERTIBLE DEBENTURES (continued)

	December 31, 2008			December 31, 2007
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
8% convertible debenture, due July 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$150,000	$76,438	$73,562	$150,000	$126,575	$23,425
Total	5,501,591	(856,384)	4,645,207	5,476,591	(2,426,081)	3,050,510
Less: current maturities:	5,501,591	(856,384)	4,645,207	5,476,591	(2,426,081)	3,050,510
Long term portion	$-0-	$-0-	$0-	$-0-	$-0-	$-0-

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

As of December 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for total proceeds of $1,352,067. The proceeds that the Company received were net of prepaid interest of $72,933 representing the first eight month’s interest and related fees and costs of $75,000.

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE D-CONVERTIBLE DEBENTURES (continued)

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

As of December 31, 2008 and 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the year ended December 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $158,665 and $135,609, respectively.

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

As of December 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $800,000 in exchange for total proceeds of $775,000. The proceeds that the Company received were net of related fees and costs of $25,000.

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE D-CONVERTIBLE DEBENTURES (continued)

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

As of December 31, 2008 and 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the year ended December 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $216,986 and $266,667, respectively.

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

As of December 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $700,000 in exchange for total proceeds of $675,000. The proceeds that the Company received were net of related fees and costs of $25,000.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE D-CONVERTIBLE DEBENTURES (continued)

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

As of December 31, 2008 and 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the year ended December 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $231,416 and $233,333, respectively.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

As of December 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $460,000. The proceeds that the Company received were net of related fees and costs of $40,000.

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

As of December 31, 2008 and 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE D-CONVERTIBLE DEBENTURES (continued)

For the year ended December 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $167,123 and $166,667, respectively.

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

As of December 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $490,000. The proceeds that the Company received were net of related fees and costs of $10,000.

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE D-CONVERTIBLE DEBENTURES (continued)

As of December 31, 2008 and 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the year ended December 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $167,123 and $166,667, respectively.

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

As of December 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $280,000 in exchange for total proceeds of $259,858. The proceeds that the Company received were net of related fees and costs of $20,142.

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE D-CONVERTIBLE DEBENTURES (continued)

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

As of December 31 2008 and 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the year ended December 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $93,589 and $93,333, respectively.

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

As of December 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $600,000 in exchange for total proceeds of $590,000. The proceeds that the Company received were net of related fees and costs of $10,000.

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

The Securities Purchase Agreement contains the following covenants:

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE D-CONVERTIBLE DEBENTURES (continued)

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

As of December 31, 2008 and  2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the year ended December 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $200,548 and $200,000, respectively.

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

As of December 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $400,000 in exchange for total proceeds of $360,000. The proceeds that the Company received were net of related fees and costs of $40,000.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE D-CONVERTIBLE DEBENTURES (continued)

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

As of December 31, 2008 and 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the year ended December 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $133,699 and $93,881, respectively.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

As of December 31 2008, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

As of December 31, 2008 and 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE D-CONVERTIBLE DEBENTURES (continued)

For the year ended December 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $50,137 and $33,425, respectively.

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

As of December 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE D-CONVERTIBLE DEBENTURES (continued)

As of December 31, 2008 and 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the year ended December 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $50,137 and $29,178.

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

As of December 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE D-CONVERTIBLE DEBENTURES (continued)

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

As of December 31, 2008 and 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the year ended December 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $50,137 and $25,205, respectively.

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

As of December 31, 2008, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

The Securities Purchase Agreement contains the following covenants:

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE D-CONVERTIBLE DEBENTURES (continued)

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

As of December 31, 2008 and 2007, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the year ended December 31, 2008 and 2007, the Company amortized the debt discount and charged to interest expense $50,137 and $23,425, respectively.

As of December 31, 2008, the Company has accrued $816,586 in default provision liabilities and liquidated damages relating to the above described Securities Purchase Agreements.

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE D-CONVERTIBLE DEBENTURES (continued)

Additionally, in conjunction with the issuance of the above described debenture, the Company issued an aggregate of 6,763,300 and 7,500,000 shares of its common stock to be held as security and as a financing cost of the transaction, respectively. The Company charged a total of $385,109 of debt acquisition costs to current period earnings.

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133, EITF 98-5 and 00-27, and APB 14 as follows:

•
The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received. The fair values of the detachable warrants and the embedded derivatives were determined under the Black-Scholes option pricing formula and the intrinsic method, respectively

•
Subsequent to the initial recording, the increase (or decease) in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase (or decrease) in the intrinsic value of the embedded derivatives of the convertible debentures are recorded as adjustments to the liabilities at December 31, 2008 and  2007, respectively.

•
The expense relating to the increase (or decrease) in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives is included as other income item as a gain or loss arising from convertible financing on the Company’s balance sheet.

•	Accreted principal of $4,645,207 and $3,050,510 as of December 31, 2008 and 2007.

NOTE E – WARRANT PAYABLE

NOTE F-WARRANT LIABILITY

Total warrant liability as of December 31, 2008 and 2007 is comprised of the following:

	December 31, 2008	December 31, 2007
Fair value of warrants relating to convertible debentures	$105,091	$1,874,970
Fair value of other outstanding warrants	149,951	2,634,568
Total	$255,042	$4,509,538

Warrants were valued at the date of inception and at December 31, 2008 and 2007 using the Black Scholes Option Pricing Model.

The assumptions used at December 31, 2008 and 2007 were as follows:

	December 31, 2008	December 31, 2007
Expected volatility	362%	528%
Expected dividend yield	-0-%	-0-%
Average risk free rate	0.37% to 1.55%	3.45%
Expected life (a)	1.31 to 5.53 yrs	1.01 to 6.53 yrs

(a)The expected option life is based on contractual expiration dates.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE G - NOTE PAYABLE

Note payable as of December 31, 2008 and 2007, comprised of the following:

	December 31, 2008	December 31, 2007
Note payable, 24% interest per annum; due in 90 days; secured by specific accounts receivables	$192,865	$196,067

NOTE H - NOTES AND CONVERTIBLE NOTES PAYABLE-RELATED PARTY

Notes payable-related party is comprised of the following:

	December 31, 2008	December 31, 2007
Notes payable, 12% per annum; due on demand; unsecured	$147,714	$147,714

Notes payable, 10% per annum, due on demand; unsecured	255,109	249,350
	402,823	397,064
Less: current maturities:	(402,823)	(397,064)
Long term portion:	$-	$-

NOTE I -STOCKHOLDER'S EQUITY

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE I -STOCKHOLDER'S EQUITY (continued)

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

The Company was required to record a liability relating to the detachable warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14. As such:

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE I -STOCKHOLDER'S EQUITY (continued)

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE I -STOCKHOLDER'S EQUITY (continued)

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

Common stock

The Company has authorized 950,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2008 and  2007, the Company has 814,426,120 and 552,142,881 shares issued and outstanding, respectively.

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE I -STOCKHOLDER'S EQUITY (continued)

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

In October 2008, the Company issued 10,000,000 shares of its common stock in exchange for services rendered. The Company valued the shares issued at $29,000, which approximated the fair value of the shares issued during the periods the services were rendered.

In December 2008, the Company issued 25,500,000 shares of its common stock in exchange for services rendered. The Company valued the shares issued at $33,200, which approximated the fair value of the shares issued during the periods the services were rendered.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE J -STOCK OPTIONS AND WARRANTS

Class A Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at December 31, 2008:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.001	50,000,000	3.76	$0.001	50,000,000	0.001
0.02	50,000,000	3.43	0.02	50,000,000	0.02
0.03	25,000,000	1.38	0.03	25,000,000	0.03
0.10	850,000	.0.49	0.10	850,000	0.10
0.055	49,760,443	3.39	0.055	49,760,443	0.055	(a)
	175,610,443			175,610,443

(a)	See terms of warrants issued below

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2006	99,895,000	$0.09
Granted	200,000,000	0.01525
Exercised	(50,239,557)	(0.03)
Canceled or expired	(73,695,000)	(0.07
Outstanding at December 31, 2007	175,960,443	0.016
Granted	-	-
Exercised	-	-
Canceled or expired	(350,000)	.75
Outstanding at December 31, 2008	175,610,443	0.02

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE J -STOCK OPTIONS AND WARRANTS (continued)

The Company completed an equity financing with St. George Investments, LLC (SGI), an Illinois limited liability company, on March 21, 2008 for $1,500,000.  The equity financing is structured as a 25% discount to market Warrant transaction that provides $500,000 in capital at closing, followed by four traunches of $250,000 each.  Each $250,000 traunch is staggered at 60-day intervals commencing in six months on September 22, 2008, which is the date that shares are salable pursuant to Rule 144 upon exercise of the Warrant.  The Company issued 7,500,000 shares of Common Stock to SGI in order to induce the SGI to purchase the $1,500,000 Warrant. In addition, 6,763,300 additional shares of  Common Stock were issued as Performance Stock in the name of SGI to remain in their original certificated form and remain in escrow with the law firm of Anslow & Jaclin, LLP acting as escrow agent. As a provision of the Warrant Purchase Agreement, we pledged 35,736,700 shares of “Pledge Stock” to be held in escrow as a potential remedy in the event of the occurrence of certain identified “trigger events”. On June 23rd, 2008, one trigger event, the closing price of our stock, went below the identified market price of $0.012 per share, triggering the release from escrow of the 6,763,300 shares of Performance Stock and the 35,736,700 shares of “Pledge Stock”. This trigger event, as defined in the Warrant Purchase Agreement, also increased the Warrant Account by 25% of the balance, or $375,000, in exchange for the elimination of the 25% discount to market.

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.2125	2,000,000	4.96	$0.2125	2,000,000	$0.2125
0.2125	2,000,000	5.37	0.2125	2,000,000	0.2125
0.022	20,500,000	7.87	0.022	20,500,000	0.022
0.0295	4,000,000	6.35	0.0295	4,000,000	0.0295
0.04	14,430,000	7.57	0.04	14,430,000	0.04
0.10	9,502,307	5.26	0.10	9,502,307	0.10

Transactions involving stock options issued to employees are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2006	52,432,307	0.0562
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2007	52,432,307	0.0562
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008	52,432,307	$0.0562

The Company did not grant employee stock options in the years ended December 31, 2008 and 2007.

NOTE K -RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 10% to 12% per annum. As of December 31, 2008 and 2007, the balance due to the officers was $402,823 and $397,064, respectively.

NOTE L -COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE L -COMMITMENTS AND CONTINGENCIES (continued)

Operating Lease Commitments

The Company leases office space in Durham, NC on a six year lease expiring December 31, 2012, for an annualized rent payment of $88,020. Additionally the Company leases warehouse space on a month to month basis for $550 per month. At December 31, 2008, schedule of the future minimum lease payments is as follows:

2009	88,020
2010	88,020
2011	88,020
2012	88,020
2013	-

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2008.

NOTE M – FAIR VALUES

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement.

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of December 31, 2008:

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE M – FAIR VALUES (continued)

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liability	$(24,384,586)				$(24,384,586)
Warrant payable	(935,000)				(935,000)
Warrant liability	(255,042)				(255,042)
Total	$(25,574,628			$	(25,574,628)

With the exception of assets and liabilities included within the scope of FSP FAS No. 157-2, the Company adopted the provisions of SFAS No. 157 prospectively effective as of the beginning of Fiscal 2008.  For financial assets and liabilities included within the scope of FSP FAS No. 157-2, the Company will be required to adopt the provisions of SFAS No. 157 prospectively as of the beginning of Fiscal 2009.  The adoption of SFAS No. 157 did not have a material impact on our financial position or results of operations, and the Company do not believe that the adoption of FSP FAS No. 157-2 will have a material impact on our financial position or results of operations.

NOTE N- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of December 31, 2008, the Company incurred accumulated losses of $52,360,720. The Company’s current liabilities exceeded its current assets by $10,496,454 as of December 31, 2008. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The evaluation conducted included the design, as well as the implementation, of the disclosure controls and procedures, and how the output produced was used in the preparation of this Form 10-K.  In the course of performing this evaluation, particular attention was paid to identifying past, present and potential occurrences of data errors, problems of control, and the potential for fraud.

Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2008, our disclosure controls and procedures were not effective due to the material weakness described below, and because we didn’t provide Management’s Report on Internal Control over Financial Reporting as required by Item 308T(a) of regulation S-B

Management’s Report on Internal Control over Financial Reporting

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

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Material Weakness

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to a control deficiency that we believe should be considered a material weakness. A material weakness is defined within the Public Company Accounting Oversight Board’s Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Set forth below are the directors and executive officers of the Company, their ages and positions held with the Company, as follows

Name	Age	Position
Mark D. Schmidt	44	President, Chief Executive Officer and Director
John W. Ringo	64	Chairman of the Board of Directors, Secretary and Corporate Counsel
Alan H. Ninneman	65	Senior Vice President and Director
David D. Downing	58	Chief Financial Officer Treasurer and Director.

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

MARK D. SCHMIDT.  Mr. Schmidt became our Chief Executive Officer on July 1, 2008. Mr. Schmidt was been our President, Chief Operating Officer and Director since May 2003.  From December 1999 until December 2002, Mr. Schmidt was a founder and executive of Home Director, Inc., the IBM Home Networking Division spin-off company and a public company.  Mr. Schmidt is a former IBM executive with over 15 years of consumer marketing, business management and venture startup experience.  Mr. Schmidt graduated Summa Cum Laude with a Bachelor of Science Degree in Engineering from North Carolina State University and earned an MBA Degree from the Fuqua School of Business at Duke University.

JOHN W. RINGO.  Mr. Ringo became our Chairman of the Board on July 1, 2008. Mr. Ringo has been our Secretary, Corporate Counsel and a Director since May 2000.  Since 1990, Mr. Ringo has been in private practice in Marietta, GA specializing in corporate and securities law.  He is a former Staff Attorney with the U. S. Securities and Exchange Commission, a member of the Bar of the Supreme Court of the United States, the Kentucky Bar Association and the Georgia Bar Association.  Mr. Ringo graduated from the University of Kentucky in Lexington, KY with a BA Degree in Journalism. Subsequently, he received a Juris Doctor Degree from the University of Kentucky College of Law.

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

DAVID D. DOWNING.  Mr. Downing has been our Chief Financial Officer and Treasurer since May 2000. He became a director in December 2008.Mr. Downing joined Marietta Industrial Enterprises, Inc., Marietta, Ohio in November 1991 as its Chief Financial Officer. He was elected to the Board of Directors of that Company in January 1994. He has been a Director of American Business Parks, Inc., Belpre, Ohio since January 1998 and served as a director of Agri-Cycle Products, Inc. from May 1998 until April 2001. Mr. Downing graduated from Grove City College, Grove City, PA with a BA Degree in Accounting.

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

Executive Compensation

The following table sets forth the cash compensation of the Company’s newly elected executive officers and directors during of the years 2008, 2007, 2006, 2005, 2004 and 2003. The remuneration described in the table represents compensation received from Cyberlux Corporation and does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company’s business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer’s cash compensation.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Awards ($)	Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Mark D. Schmidt	2008	120,000	-	-	-	67,000,000	-
CEO & President	2007	180,000	-	-	-	6,000,000	-
	2006	180,000	-	-	-	13,500,000	-
	2005	180,000	-	-	-	4,000,000	-
	2004	120,000	-	-	-	650,000	-
	2003	120,000	-	-	-	550,000	-

John W. Ringo	2008	36,000	-	-	-	48,000,000	-
Secretary & Corporate	2007	69,000	-	-	-	1,500,000	-
Counsel	2006	42,000	-	-	-	2,000,000	-
	2005	76,000	-	-	-	1,500,000	-
	2004	70,500	-	-	-	400,000	-
	2003	102,000	-	-	-	250,000	-

Alan H. Ninneman	2008	36,000	-	-	-	45,000,000	-
Senior Vice President	2007	69,000	-	-	-	1,500,000	-
	2006	42,000	-	-	-	2,000,000	-
	2005	76,000	-	-	-	1,000,000	-
	2004	70,500	-	-	-	400,000	-
	2003	102,000	-	-	-	250,000	-

David D. Downing	2008	7,000	-	-	-	10,000,000	-
CFO	2007					1,400,000
	2006					1,150,000
	2005					150,000
	2004					-
	2003					250,000

Annual compensation began accruing in the form of management fees as of July 2000. The compensation indicated in the table is the annualized amount of salary to be paid the respective officers in accordance with their employment agreements.

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted To Employees in Fiscal Year	Exercise Price per Share ($)	Base Expiration Date
Mark D. Schmidt	57,000,000	17.98%	$0.01	05/31/2017
	10,000,000	14.29%	$0.001	08/15/2018
John W. Ringo	38,000,000	11.99%	$0.01	05/31/2017
	10,000,000	14.29%	$.0001	08/15/2018
Alan H. Ninneman	35,000,000	11.04%	$0.01	05/31/2017
	10,000,000	14.29%	.001	08/31/2018
David D. Downing	10,000,000	3.15%	$0.01	08/15/2018
	0

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

The following table presents information, to the best of the Company’s knowledge, about the beneficial ownership of its common stock on May 15   , 2009, relating to the beneficial ownership of the Company’s common stock by those persons known to beneficially own more than 5% of the Company’s capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 999,955,532 shares of common stock outstanding.

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

Name & Address of Owner	Title of Class	Number of Shares Beneficially Owned (1)		Percentage of Class (2)	Total Votes Entitled to be Cast on Shareholder Matters (3)		Percentage of Total Votes on Shareholder Matters (4)
Mark D. Schmidt 4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703	Common Stock	16,128,280	(5)	1.98%	178,864,180	(5)	21.96%

Alan H. Ninneman 4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703	Common Stock	9,892,986	(6)	1.21%	85,646,686	(6)	10.52%

John W. Ringo 4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703	Common Stock	9,752,986	(7)	1.20%	113,054,886	(7)	13.88%

David D. Downing 4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703	Common Stock	8,500,000	(8)	1.04%	56,707,500	(8)	6.96%

Richard P. Brown 4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703	Common Stock	11,628,980		1.43%	11,628,980		1.43%

Larson J. Isely 4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703	Common Stock	8,250,000		1.01%	8,250,000		1.01%

All Officers,Directors and Employees and Shareholders As a Group (6 persons)	Common Stock	64,153,232		7.88%	454,152,232		55.76%

Mark D. Schmidt 4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703	Preferred B	1,377,359		37.74%

Alan H. Ninneman 4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703	Preferred B	757,547		20.75%

John W. Ringo 4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703	Preferred B	1,033,019		28.30%

David D. Downing 4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703	Preferred B	482,075		13.21%

	Total Preferred B	3,650,000		100.00%

1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of May 15, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding include 944,955,532 common shares and 4,650,000 Preferred "B" Shares outstanding as of  May 15, 2009.

(3) This column represents the total number of votes each named shareholder is entitled to vote upon matters presented  to the shareholders for a vote.

(4) For purposes of calculating the percentage of total votes on shareholder matters, the total number of votes entitled to vote on matters submitted to shareholders is 1,234,955,412, which includes: one vote for each share of common stock currently outstanding (944,955,532); and 100 votes for each share of Series B preferred stock outstanding (4,650,000 shares of Series B stock * 100 =.465,000,000).

(5) Includes 1,627,359 shares of Series B convertible preferred stock convertible into 16,275,590 shares of common stock and the right to cast 162,765,900 votes.

(6) Includes 1,007,547shares of Series B convertible preferred stock convertible into  10,075,470 shares of common stock and the right to cast 100,754,700 votes.

(7) Includes 1,283,019 shares of Series B convertible preferred stock convertible into 12,830,190 shares of common stock and the right to cast 128,301,900 votes.

(8) Includes 732,075 shares of Series B convertible preferred stock convertible into 7,320,750 shares of common stock and the right to cast 73,207,500 votes.
(9) Includes 4,650,000 shares of Series B convertible preferred stock convertible into 46,500,000 shares of common stock and the right to cast 465,000,000 votes.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We owed certain management fees, which were for accrued salaries for Messrs. Evans, Ninneman, Ringo and Schmidt consistent with employment agreements. These fees were as follows: $400,505 to Don Evans, $243,000 to John Ringo, $263,000 to Alan Ninneman and $101,000 to Mark Schmidt for a total of $1,007,505.  In addition, certain officers loaned funds to us in exchange for promissory notes. The promissory notes included $3,745 to Al Ninneman and $184,830 to Dave Downing.

In 2004, we issued 800,000 shares of Series B Convertible Preferred Stock to officers and directors in exchange for $723,670 of these management fees and $76,330 of the loan from Dave Downing, on a basis of 1 share of Series B Convertible Preferred Stock for $1 of debt owned. The management fees converted include $275,103 by Don Evans, $166,915 by John Ringo, $180,652 to Alan Ninneman and $101,000 to Mark Schmidt. These shares of Series B Convertible Preferred Stock have certain conversion rights and superior voting privileges as further described in the “Description of Securities” section herein.  The Board of Directors, exercising their business judgment, determined that it was in the Company’s best interest to issue shares of Series B convertible preferred stock in lieu of accrued management fees. The Board of Directors determined that the terms of the transaction were as fair to the Company as any transactions that could have been made with unaffiliated parties. .  On June 17, 2007, the Board of Directors amended the Certificate of Designation for the Series B Convertible Preferred Stock and increased the number of shares to be issued to officers and directors to 3, 650,000 shares. On January 22, 2009, the Board of Directors amended the Certificate of Designation for the Series B Convertible Stock and increased the number of shares to be issued to officers and directors to 4,650,000.

Currently, there are still outstanding promissory notes totaling 397,064, which include $249,350 in unpaid management fees and promissory notes to officers totaling $147,714.  The unpaid management fees include $90,916 owed to Don Evans; $82,348 to Al Ninneman and $76,086 to John Ringo.  The outstanding promissory notes to officers include $17,745 to Al Ninneman, and $113,969 to Dave Downing.  The promissory notes were issued to officers who lent us funds for working capital purposes.  The promissory notes are payable on demand and accrue interest at an annual rate of 12%.

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

14.1	Code of Conduct, filed as an exhibit to the annual report on Form 10-K filed with the Commission on April 15, 2005 and incorporated herein by reference.

23.1	Consent of Turner Jones & Associates, PLLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Turner Jones & Associates, PLLC  for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2008 and 2007 were $65.000 and $65,000 respectively.

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

CYBERLUX CORPORATION

Dated: May 15, 2009	By:	/s/ MARK D. SCHMIDT
Mark D. Schmidt
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2009	By:	/s/ DAVID D. DOWNING
David D. Downing
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MARK D. SCHMIDT	President, Chief Executive Officer and Director	May 15, 2009
Mark D. Schmidt

/s/ JOHN W. RINGO	Secretary, Corporate Counsel and Chairman of the Board	May 15 2009
John W. Ringo

/s/ ALAN H. NINNEMAN	Senior Vice President and Director	May 15, 2009
Alan H. Ninneman