Form 10-Q
period 2009-03-31
CYBERLUX CORP
filed 2009-05-20
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10QSB

(Mark One)

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

☐           Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended  March 31, 2009

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

Large accelerated Filer ☐	accelerated filer ☐	non-accelerated filer ☐	Smaller reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                No ☒

Number of shares outstanding of the issuer’s Common Stock as of  May 20, 2009:  999,955,532

CYBERLUX CORPORATION

Quarterly Report on Form 10-Q for the
Quarterly Period Ending March 31, 2009

Table of Contents
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets:
	March 31, 2009 (Unaudited) and December 31, 2008 (Audited)	3

	Condensed Consolidated Statements of Losses:
	Three months ended March 31, 2009 and 2008 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows:
	Three months ended March 31, 2009 and 2008 (Unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Information:
	March 31, 2009	6-36

Item 2.	Management Discussion and Analysis	37

Item 3.	Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

Signatures		45

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash & cash equivalents	$25,082	$260
Accounts receivable, net of allowance for doubtful accounts of $1,803	37,717	249,924
Inventories, net of allowance of $43,333	48,377	53,202
Other current assets	81,434	32,198
Total current assets	192,610	335,584

Property, plant and equipment, net of accumulated depreciation of $199,647 and $194,788, respectively	44,132	48,990

Other assets
Deposits	25,511	25,511
Patents and development costs, net of accumulated amortization and write off of $3,090,318 and $3,043,756, respectively	884,656	931,217
Total other assets	910,167	956,728

Total Assets	$1,146,909	$1,341,302

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$57,088	$41,113
Accounts payable	1,503,158	1,239,145
Accrued liabilities	3,716,476	3,425,885
Short-term notes payable - related parties	427,443	402,823
Short-term notes payable	12,101	192,865
Warrant payable	805,768	935,000
Short-term convertible notes payable	4,879,637	4,645,207
Total current liabilities	11,401,671	10,882,038

Long-term liabilities:
Derivative liability relating to convertible debentures	29,423,238	24,384,586
Warrant liability relating to convertible debentures	271,030	255,042
Total long-term liabilities	29,694,268	24,639,628

Total liabilities	41,095,939	35,521,666

Commitments and Contingencies

Redeemable Series A convertible preferred stock, $0.001 par value; 200 shares designated, 26.9806 issued and outstanding as of March 31, 2009 and December 31, 2008; liquidation preference of $219,892 as of March 31, 2009 and December 31, 2008	134,900	134,900

DEFICIENCY IN STOCKHOLDERS' EQUITY
Class B convertible preferred stock, $0.001 par value, 4,650,000 shares designated; 4,650,000 and 3,650,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively; liquidation preference of $4,650,000 and $3,650,000 as of March 31, 2009 and December 31, 2008, respectively	4,650	3,650
Class C convertible preferred stock, $0.001 par value, 700,000 shares designated; 150,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008, liquidation preference of $4,034,374 and $3,992,333, as of March 31, 2009 and December 31, 2008, respectively	150	150
Common stock, $0.001 par value, 950,000,000 shares authorized; 944,955,532 and 814,426,120 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	944,956	814,426
Additional paid-in capital	17,394,433	17,277,230
Accumulated deficit	(58,428,119)	(52,410,720)
Deficiency in stockholders' equity	(40,083,930)	(34,315,264)

Total liabilities and (deficiency) in stockholders' equity	$1,146,909	$1,341,302

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2009	2008
REVENUE:	$44,316	$186,839
Cost of goods sold	(19,485)	(104,563)
Gross margin	24,831	82,276

OPERATING EXPENSES:
Depreciation	4,858	6,979
Research and development	79	152
General and administrative expenses	573,263	715,078
Total operating expenses	578,200	722,209

NET LOSS FROM OPERATIONS	(553,369)	(639,933)

Unrealized loss relating to adjustment of derivative and warrant liability to fair value of underlying securities	(5,054,640)	(255,988)
Interest expense, net	(409,330)	(796,642)
Debt acquisition costs	-	(459,921)

Net loss before provision for income taxes	(6,017,339)	(2,152,484)

Income taxes (benefit)	60	-

LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(6,017,399)	$(2,152,484)

Weighted average number of common shares outstanding-basic and fully diluted	643,052,619	557,490,415

Loss per share-basic and fully diluted	$(0.01)	$(0.00)

Preferred dividend	$24,000	$24,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to common stockholders	$(6,017,399)	$(2,152,484)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation	4,858	6,979
Amortization	46,561	131,472
Common stock issued in connection issuance of debt	-	385,108
Common stock issued in connection for services rendered	-	2,300
Series B preferred stock issued for services rendered	18,000	-
Beneficial conversion feature relating to convertible debenture	-	184,736
Accretion of convertible notes payable	234,430	454,925
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	5,054,640	255,988
(Increase) decrease in:
Accounts receivable	31,443	5,712
Inventories	4,825	14,106
Prepaid expenses and other assets	(49,236)	(9,776)
Increase (decrease) in:
Cash overdraft	15,975	(33,178)
Accounts payable	264,013	117,712
Accrued liabilities	316,841	222,789
Net cash (used in) operating activities	(75,049)	(413,611)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debentures	-	500,000
Proceeds from sale of common stock	75,251
Net proceeds (payments) from borrowing on long term basis	-	(26,214)
Net proceeds (payments) to notes payable, related parties	24,620	10,759
Net cash provided by (used in) financing activities:	99,871	484,545

Net increase (decrease) in cash and cash equivalents	24,822	484,545
Cash and cash equivalents at beginning of period	260	626
Cash and cash equivalents at end of period	$25,082	$485,171

Supplemental disclosures:
Interest Paid	$-	$-
Income Taxes Paid	$60	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) loss in adjustment of derivative and warrant liability to fair value of underlying securities	$5,054,640	$255,988
Series B preferred stock issued for services rendered	$18,000	$-
Common stock issued for services rendered	$-	$2,300

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited condensed financial statements should be read in conjunction with the December 31, 2008 financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Until December 31, 2004, the Company was a development state enterprise as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises ("SFAS No.7"). The Company develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of March 31, 2009, the Company has accumulated losses of $58,428,119.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At March 31, 2009 and December 31, 2008, allowance for doubtful receivable was $1,803.

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

As more fully described in Note H, the Company granted stock options over the years to employees of the Company under a non-qualified employee stock option plan. As of March 31, 2009, 52,432,307 stock options were outstanding and exercisable.

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

Net Income (loss) Per Common Share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three month periods ended March 31, 2009 and 2008, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Patents

The Company acquired in December 2006, for $2,270,000, and January 2007, for $1,387,000, patents in conjunction with the acquisitions of SPE Technologies, Inc and Hybrid Lighting Technologies, Inc, respectively. The patents have an estimated useful life of 7 years. Accordingly, the Company recorded an amortization charge to current period earnings of $46,561 and $131,472 for the three month periods ended March 31, 2009 and 2008. Patents are comprised of the following:

Description	Cost	Accumulated amortization and impairments	Net carrying value at March 31, 2009
Development costs	$293,750	$293,750	$-0-
Patents	2,294,224	1,409,568	884,656
Patents	1,387,000	1,387,000	-0-
Total	$3,974,974	$3,090,318	$884,656

During the year ended December 31, 2008, the Company management preformed an evaluation of its intangible assets (Patents) for purposes of determining the implied fair value of the assets at acquisition date(s). The tests indicated that the recorded remaining book value of its patents exceeded their fair value, as determined by discounted cash flows and accordingly recorded an impairment charge of $1,698,229 to current operations. Considerable management judgment is necessary to estimate the fair value. Accordingly, actual results could vary significantly from management’s estimates

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the 10% Secured Convertible Debentures (see Note B). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the intrinsic method and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 207%; and risk free interest rate from 0.57% to 1.15%. The derivatives are classified as long-term liabilities.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

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

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments.  All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Effective January 1, 2008, we adopted SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157") and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115" ("SFAS No. 159"), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows.

Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation and impairment losses. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets.

The estimated useful lives of property, plant and equipment are as follows:

Furniture and fixtures	7years
Office equipment	3 to 5 years
Leasehold improvements	5 years
Manufacturing equipment	3 years

We evaluate the carrying value of items of property, plant and equipment to be held and used whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of an item of property, plant and equipment is considered impaired when the projected undiscounted future cash flows related to the asset are less than its carrying value. We measure impairment based on the amount by which the carrying value of the respective asset exceeds its fair value. Fair value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from operations of $6,017,399 for the three month period ended March 31, 2009. The Company's current liabilities exceeded its current assets by $11,209,061 as of March 31, 2009.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements Effective January 1, 2009

SFAS No.161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. The new standard also improves transparency about how and why a company uses derivative instruments and how derivative instruments and related hedged items are accounted for under Statement No. 133. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS No. 161 effective January 1, 2009 and addressed the relevant disclosures accordingly.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). In SFAS No. 160, the FASB established accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. Retroactive application of SFAS No. 160 is prohibited. We adopted SFAS No. 160 effective January 1, 2009 and the adoption had no material effect on our financial position or results of operations.

EITF No. 07-1

In December 2007, the FASB issued EITF No. 07-1, “Accounting for Collaborative Arrangements” (“EITF No. 07-1”). EITF No. 07-1 prescribes the accounting for parties of a collaborative arrangement to present the results of activities for the party acting as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF No. 07-1 clarified the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF No. 07-1 is effective for collaborative arrangements that exist on January 1, 2009 and application is retrospective. We adopted EITF No. 07-1 effective January 1, 2009 and the adoption had no material effect on our financial position or results of operations.

EITF No. 07-5

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective January 1, 2009 and the adoption resulted in our warrants with anti-dilutive provisions being re-evaluated in determining the fair value in accordance with FASB Statement No. 133.

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

FASB Staff Position FAS No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, (“FSP FAS No. 157-4”) provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS No. 157-4 provides additional authoritative guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities (i.e., financial and non-financial) and will require enhanced disclosures.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards (continued)

FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities

FASB Staff Position FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS No. 107-1 and APB No. 28-1”) amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

NOTE B-CONVERTIBLE DEBENTURES

Notes payable at March 31, 2009 and December 31, 2008:

	March 31, 2009			December 31, 2008
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
10% convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.50 per share. The Company is in violation of the loan covenants	$2,500	-	$2,500	$2,500	-	$2,500

10% convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.50 per share. The Company is in violation of the loan covenants	25,000	-	25,000	25,000	-	25,000

10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)	$1,094,091	-	$1,094,091	$1,094,091	$-	$1,094,091

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

	March 31, 2009			December 31, 2008
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.6 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)	$800,000	$-	$800,000	$800,000	$-	$800,000

8% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights (see below)	700,000	-	700,000	700,000	-	700,000

8% convertible debenture, due March 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	500,000	-	500,000	500,000	38,813	461,187

6% convertible debenture, due July 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	500,000	53,881	446,119	500,000	94,977	405,023

6% convertible debenture, due September 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$280,000	$45,516	$234,484	$280,000	$68,530	$211,470

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

	March 31, 2009			December 31, 2008
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
6% convertible debenture, due December 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$600,000	$144,110	$455,890	$600,000	$193,425	$406,575

8% convertible debenture, due April 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	400,000	139,543	260,457	400,000	172,420	227,580

8% convertible debenture, due May 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	150,000	54,110	95,890	150,000	66,428	83,562

8% convertible debenture, due June 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	150,000	58,356	91,644	150,000	70,685	79,315

8% convertible debenture, due June 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$150,000	$62,329	$87,671	$150,000	$74,658	$75,342

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

	March 31, 2009			December 31, 2008
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
8% convertible debenture, due July 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$150,000	$64,109	$85,891	$150,000	$76,438	$73,562
Total	5,501,591	621,954	4,879,637	5,501,591	856,384	4,645,207
Less: current maturities:	5,501,591	621,954	4,879,637	5,501,591	856,384	4,645,207
Long term portion	$-0-	$-0-	$0-	$-0-	$-0-	$-0-

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

As of March 31, 2009, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for total proceeds of $1,352,067. The proceeds that the Company received were net of prepaid interest of $72,933 representing the first eight month’s interest and related fees and costs of $75,000.

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
MARCH 31, 2009
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

As of March 31, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the three month periods ended March 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $-0- and $90,925, respectively.

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

As of March 31, 2009, the Company issued to investors of the Convertible Notes a total amount of $800,000 in exchange for total proceeds of $775,000. The proceeds that the Company received were net of related fees and costs of $25,000.

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
MARCH 31, 2009
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

As of March 31, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the three month periods ended March 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $-0- and $66,484, respectively.

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

As of March 31, 2009, the Company issued to investors of the Convertible Notes a total amount of $700,000 in exchange for total proceeds of $675,000. The proceeds that the Company received were net of related fees and costs of $25,000.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

As of March 31, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the three month periods ended March 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $-0- and $58,174, respectively.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

As of March 31, 2009, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $460,000. The proceeds that the Company received were net of related fees and costs of $40,000.

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

As of March 31, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the three month periods ended March 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $-0- and $41,553, respectively.

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

As of March 31, 2009, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $490,000. The proceeds that the Company received were net of related fees and costs of $10,000.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

As of March 31, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the three month periods ended March 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $41,096 and $41,553, respectively.

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

As of March 31, 2009, the Company issued to investors of the Convertible Notes a total amount of $280,000 in exchange for total proceeds of $259,858. The proceeds that the Company received were net of related fees and costs of $20,142.

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
MARCH 31, 2009
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

As of March 31, 2009 and December 31 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the three month periods ended March 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $23,014 and $23,269, respectively.

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

As of March 31, 2009, the Company issued to investors of the Convertible Notes a total amount of $600,000 in exchange for total proceeds of $590,000. The proceeds that the Company received were net of related fees and costs of $10,000.

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
MARCH 31, 2009
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

As of March 31, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the three month periods ended March 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $49,315 and $49,863, respectively.

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

As of March 31, 2009, the Company issued to investors of the Convertible Notes a total amount of $400,000 in exchange for total proceeds of $360,000. The proceeds that the Company received were net of related fees and costs of $40,000.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

As of March 31, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the three month periods ended March 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $32,877 and $33,242, respectively.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

As of March 31, 2009, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

As of March 31, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the three month periods ended March 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $12,318 and $12,466, respectively.

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

As of March 31, 2009, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

As of March 31, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the three month periods ended March 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $12,239 and $12,466.

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

As of March 31, 2009, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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
MARCH 31, 2009
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

As of March 31, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the three month periods ended March 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $12,329 and $12,466, respectively.

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

As of March 31, 2009, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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
MARCH 31, 2009
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

As of March 31, 2009 and 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the three month periods ended March 31, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $12,329 and $12,466, respectively.

As of March 31, 2009, the Company has accrued $816,586 in default provision liabilities and liquidated damages relating to the above described Securities Purchase Agreements.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

•	Accreted principal of $4,879,637 and $4,645,207 as of March 31, 2009 and December 31, 2008.

NOTE C – WARRANT PAYABLE

The Company completed an equity financing with St. George Investments, LLC (SGI), an Illinois limited liability company, on March 21, 2008 for $1,500,000.  The equity financing is structured as a 25% discount to market Warrant transaction that provides $500,000 in capital at closing, followed by four traunches of $250,000 each.  Each $250,000 traunch is staggered at 60-day intervals commencing in six months on September 22, 2008, which is the date that shares are salable pursuant to Rule 144 upon exercise of the Warrant.  The Company issued 7,500,000 shares of Common Stock to SGI in order to induce the SGI to purchase the $1,500,000 Warrant. In addition, 6,763,300 additional shares of  Common Stock were issued as Performance Stock in the name of SGI to remain in their original certificated form and remain in escrow with the law firm of Anslow & Jaclin, LLP acting as escrow agent. As a provision of the Warrant Purchase Agreement, we pledged 35,736,700 shares of “Pledge Stock” to be held in escrow as a potential remedy in the event of the occurrence of certain identified “trigger events”. On June 23rd, 2008, one trigger event, the closing price of our stock, went below the identified market price of $0.012 per share, triggering the release from escrow of the 6,763,300 shares of Performance Stock and the 35,736,700 shares of “Pledge Stock”. This trigger event, as defined in the Warrant Purchase Agreement, also increased the Warrant Account by 25% of the balance, or $375,000, in exchange for the elimination of the 25% discount to market. As of March 31, 2009 the remaining Warrant Liability balance was $805,768.

NOTE D-WARRANT LIABILITY

Total warrant liability as of March 31, 2009 and December 31, 2008 is comprised of the following:

	March 31, 2009	December 31, 2008
Fair value of warrants relating to convertible debentures	$111,413	$105,091
Fair value of other outstanding warrants	159,617	149,951
Total	$271,030	$255,042

Warrants were valued at the date of inception and at March 31, 2009 and December 31, 2008 using the Black Scholes Option Pricing Model.

The assumptions used at December 31, 2008 and 2007 were as follows:

	March 31, 2009	December 31, 2008
Expected volatility	207%	362%
Expected dividend yield	-0-%	-0-%
Average risk free rate	0.57% to 1.15%	0.37% to 1.15%
Expected life (a)	1.06 to 5.28 yrs	1.31 to 5.53 yrs

(a)The expected option life is based on contractual expiration dates.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE E - NOTE PAYABLE

Note payable as of March 31, 2009 and December 31, 2008, comprised of the following:

	March 31, 2009	December 31, 2008
Note payable, 24% interest per annum; due in 90 days; secured by specific accounts receivables	$12,101	$192,865

NOTE F - NOTES AND CONVERTIBLE NOTES PAYABLE-RELATED PARTY

Notes payable-related party is comprised of the following:

	December 31, 2008	December 31, 2008
Notes payable, 12% per annum; due on demand; unsecured	$137,714	$147,714

Notes payable, 10% per annum, due on demand; unsecured	289,729	255,109
	427,443	402,823
Less: current maturities:	(427,443)	(402,823)
Long term portion:	$-	$-

NOTE G -STOCKHOLDER'S EQUITY

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
MARCH 31, 2009
(Unaudited)

NOTE G -STOCKHOLDER'S EQUITY (continued)

Series A - Convertible Preferred stock (continued)

In the year ended December 31, 2006, 9 of the Series A Preferred shareholders exercised the conversion right and exchanged 20.88 shares of Series A Preferred for 1,019,032 shares of the Company’s common stock

In the year ended December 31, 2008, 1 of the Series A Preferred shareholders exercised the conversion right and exchanged 2 shares of Series A Preferred for 100,000 shares of the Company’s common stock

The holders of the Series A Preferred shall have the right to vote, separately as a single class, at a meeting of the holders of the Series A Preferred or by such holders' written consent or at any annual or special meeting of the stockholders of the Corporation on any of the following matters: (i) the creation, authorization, or issuance of any class or series of shares ranking on a parity with or senior to the Series A Preferred with respect to dividends or upon the liquidation, dissolution, or winding up of the Corporation, and (ii) any agreement or other corporate action which would adversely affect the powers, rights, or preferences of the holders of the Series A Preferred.

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
MARCH 31, 2009
(Unaudited)

NOTE G -STOCKHOLDER'S EQUITY (continued)

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

Series B - Convertible Preferred stock

On February 19, 2004, the Company filed a Certificate of Designation creating a Series B Convertible Preferred Stock classification for 800,000 shares, increased subsequently to 3,650,000 in 2007 and 4,650,000 in 2009.

In January, 2004, April 2007 and January 2009, the Company issued 800,000, 2,850,000, and 1,000,000 shares, respectively, of its Series B Preferred in lieu of certain accrued management service fees payable and notes payable including interest payable thereon. The shares of the Series B Preferred are non voting and convertible, at the option of the holder, into common shares at $0.10 per share per share. The shares issued were valued at $1.00 per share in 2004, $0.13 in 2007 and $0.018 in 2009, which represented the fair value of the common stock the shares are convertible into. In connection with the transaction, the Company recorded a beneficial conversion discount of $800,000 - preferred dividend relating to the issuance of the convertible preferred stock in 2004. None of the Series B Preferred shareholders have exercised their conversion right and there are 4,650,000 shares of Series B Preferred shares issued and outstanding at March 31, 2009.

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

In December 2006, the Company issued 100,000 shares of its Series C Preferred stock in conjunction with the acquisition of SPE Technologies, Inc. The shares of the Series C Preferred are non voting and convertible, at the option of the holder, into common shares one year from issuance. The number of common shares to be issued per Series C share is adjusted based on the average closing bid price of the previous ten days prior to the date of conversion based on divided into $25.20 The shares issued were valued at $25.20 per share, which represented the fair value of the common stock the shares are convertible into. None of the Series C Preferred shareholders have exercised their conversion right and there are 150,000 shares of Series C Preferred shares issued and outstanding at March 31, 2009.

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

Common stock

The Company has authorized 950,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2009 and December 31, 2008, the Company has 944,955,532 and 814,426,120 shares issued and outstanding, respectively.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE G -STOCKHOLDER'S EQUITY (continued)

Common stock (continued)

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

NOTE H -STOCK OPTIONS AND WARRANTS

Class A Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at March 31, 2009:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.001	50,000,000	3.52	$0.001	50,000,000	0.001
0.02	40,000,000	3.16	0.02	40,000,000	0.02
0.03	25,000,000	1.13	0.03	25,000,000	0.03
0.10	900,000	.0.24	0.10	900,000	0.10
0.055	49,760,443	3.15	0.055	49,760,443	0.055	(a)
	165,660,443			165,660,443

(a)	See terms of warrants issued below

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	175,960,443	$0.016
Granted	-	-
Exercised	-	-
Canceled or expired	(350,000)	.75
Outstanding at December 31, 2008	175,610,443	0.02
Granted	-	-
Exercised	-	-
Canceled or expired	(9,950,000)	0.02
Outstanding at March 31, 2009	165,660,443	0.02

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE H -STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.2125	2,000,000	4.71	$0.2125	2,000,000	$0.2125
0.2125	2,000,000	5.12	0.2125	2,000,000	0.2125
0.022	20,500,000	7.62	0.022	20,500,000	0.022
0.0295	4,000,000	6.10	0.0295	4,000,000	0.0295
0.04	14,430,000	7.32	0.04	14,430,000	0.04
0.10	9,502,307	5.21	0.10	9,502,307	0.10

Transactions involving stock options issued to employees are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2007	52,432,307	0.0562
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008	52,432,307	0.0562
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at March 31, 2009	52,432,307	$0.0562

The Company did not grant employee stock options in the year ended December 31, 2008 or the three month period ended March 31, 2009.

NOTE I -RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 10% to 12% per annum. As of March 31, 2009 and December 31, 2008, the balance due to the officers was $427,443 and $402,823, respectively.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE J -COMMITMENTS AND CONTINGENCIES (continued)

Operating Lease Commitments

The Company leases office space in Durham, NC on a six year lease expiring December 31, 2012, for an annualized rent payment of $88,020. Additionally the Company leases warehouse space on a month to month basis for $550 per month. At March 31, 2009, schedule of the future minimum lease payments is as follows:

2009	66,015
2010	88,020
2011	88,020
2012	88,020
2013	-

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

NOTE K – FAIR VALUES

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of March 31, 2009:

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE K – FAIR VALUES (continued)

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liability	$(29,423,238)			$(29,423,238)
Warrant payable	(805,768)			(805,768)
Warrant liability	(271,030)			(271,030)
Total	$(30,500,036)			$(30,500,036)

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

NOTE L - BUSINESS CONCENTRATION

Sales to 3 major customers approximated $39,644 or 89% of total sales for the three months ended March 31, 2009 (3 major customers approximated $185,368 or 98% of total sales for the three months ended March 31, 2008).

Purchases from the Company's 3 major suppliers accounted for 64% of total purchases for the three months ended March 31, 2009 (5 major suppliers accounted for 81% of total purchases for the three months ended March 31, 2008).

NOTE M- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of March 31, 2009, the Company incurred accumulated losses of $58,428,119. The Company’s current liabilities exceeded its current assets by $11,209,061 as of March 31, 2009. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

For the military and Homeland Security portable illumination system products, our target markets include all branches of the military and all government orgainzations providing homeland security services, such as border control and airport security. For our retail products, our target customers include the home improvement and consumer goods retailers. In the commercial markets, our task and accent lighting products and emergency and security lighting products address the lighting needs in restaurants, hotels, hospitals, nursing homes, airports, shopping centers and multiple family complexes; long-term evacuation solutions for theaters, office and public buildings; reduced maintenance cost solutions for property managers as applied to walkway, corridor or landscape lighting unit.

On March 27, 2009, we announced today that the we had introduced two new categories of outdoor commercial-grade lighting products, the Outdoor Area Lighting and the Outdoor Overhead Lighting, that will expand our product offering to address large emerging commercial opportunities. To capture these opportunities, we have incorporated the advanced capabilities of our military-grade LED lighting technology into a general purpose lighting product line for existing Department of Defense (DoD), Federal, state and local governments and commercial customers.

Our Outdoor Area Lighting (OAL) and the Outdoor Overhead Lighting (OOL) products deliver the most energy efficient white LED lighting for outdoor area illumination and outdoor overhead illumination commercially available. Designed to provide ideal light dispersion and illumination for outdoor areas, We have designed the OAL and OOL configurations to flexibly illuminate any outdoor area, including pathways, walkways and parking lots, where DC solar power or AC power is available.

Our Outdoor Overhead Lighting is available for general and solar street light and parking lot lighting applications and has the following operational characteristics:

•	Each OOL Lighthead illuminates a minimum 40’ x 40’ grid with directed light

•	Performs for over 50,000 hours without a lighting element replacement

•	System is more than 37% more energy efficiency compared to traditional lighting

•	Provides up to 3,000 lumens of illumination with 40 watts of 12 - 32 VDC power

•	Solar System Configuration: OOL Lighthead, Solar Panel Pole Set and Batteries

•	Up to 4 Lightheads per system (40, 80, 120, & 160 watts)

•	Mounting hardware kit including DC control in an outdoor rated box

Our Outdoor Area Lighting is designed as a multi-use general lighting product for broad area lighting of buildings, parking garages, outdoor easements and thruways and has the following operational characteristics:

•	Each OAL Lighthead illuminates a minimum 20’ x 20’ grid with directed light

•	Performs for over 50,000 hours without a lighting element replacement

•	System is more than 31% more energy efficiency compared to traditional lighting

•	System provides up to 4500 lumens of illumination from 69 watts of power

•	System operates on 120V / 69W

On March 31, 2009, we announced today that the we had introduced two categories of outdoor lighting products, Outdoor Area Lighting and Outdoor Overhead Lighting, that will expand our product offerings to the Department of Defense (DoD) agencies and also address large emerging commercial opportunities. To capture these opportunities, we along with Sacred Power Corporation, a leading provider of renewable energy solutions, have teamed to incorporate the advanced capabilities of our lighting with Sacred Power’s product line for existing DoD, Federal government and commercial customers. We have received an initial order from Sacred Power for both the Overhead and Area lighting, which will be incorporated in the Sacred Power solar solutions. Sacred Power, a Native American owned and operated 8(a) certified company, specializes in solar power solutions and provides innovative renewable energy technologies to the Department of Defense (DoD), Federal government and commercial marketplace.

This joint initiative between Cyberlux and Sacred Power is the next project under the scope of the companies’ prime contractor/subcontractor partnering agreement for solid-state lighting and solar power renewable energy opportunities. The first project the two companies have delivered together is a portable, solar powered visible and covert LED security lighting system for future deployment across the DoD agencies, which is now being tested and evaluated by Sandia National Laboratories on behalf of the DoD. The combination of solar power and advance lighting capabilities position both companies as leaders in the Energy, Security and Power Surety market segments.

Results of Operations

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

REVENUES

Revenues for the three months ended March 31, 2009 were $44,316 as compared to $186,839 for the same period last year.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2009 were $578,200 as compared to $722,209 for the same period ended March 31, 2008. Included in the three months ended March 31, 2009 were $1,386 in expenses for research & development. This compares to $121,951 for the three months ended March 31, 2008.

We reported an unrealized loss for the change in fair value or warrants and debt derivatives of $5,054,640as compared to a loss of $255,988 for the same period last year. Although the change of $4,798,652 is unrelated to our operating activities, the decrease is included in our reported net loss.

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

Liquidity and Capital Resources

As of March 31, 2009, we had a working capital deficit of $$11,209,061. This compares to a working capital deficit of $10,546,454 as of December 31, 2008. Accrued interest on notes payable was $2,569,325 compared to accrued interest of $2,438,682 as December 31, 2008. Accounts payable as of March 31, 2009 were $1,503,158 and compares to $1,239,145as compared to December 31, 2008. As a result of our operating losses for the three months ended March 31, 2009, we generated a cash flow deficit of $75,049 from operating activities. Cash flows provided by investing activities was $0 for the three months ended March 31, 2009 Cash flows from financing activities provided $99,871 from the sale of stock and loans from related parties.

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

Our independent certified public accountant has stated in their report included in our December 31, 2008, Form 10-K that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

In connection with the preparation of this Report and in accordance with Item 307 of Regulation S-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

(b)	Changes in Internal Control Over Financial Reporting

During the three month period ended March 31, 2009, there were no changes to our internal control over financial reporting, other than the remediation of a pre-existing material weakness identified above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 8, 2008, we issued 23,529,412 shares of our common stock to St. George Investments, LLC pursuant to a Warrant exercise valued at $20,000.

On January 8, 2008, we issued 32,000,000 shares of our common stock to St. George Investments, LLC pursuant to a Warrant exercise valued at $20,000..

On january 20, 2009, we borrowed an aggregate of $55,000.  In conjunction with the borrowing, we issued a total of 25,000,000 shares of our common stock.

On January 22, 2009, we reissued 1,000,000 shares of Series B Convertible Preferred shares (“Series B shares”) to management.

On February 12, 2009, we borrowed an aggregate of $30,000.  In conjunction with the borrowing, we issued a total of 25,000,000 shares of our common stock.

On March 31, 2009, we borrowed an aggregate of $42,500  In conjunction with the borrowing, we issued a total of 25,000,000 shares of our common stock.

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

CYBERLUX CORPORATION

Date: May 20, 2009	By:	/s/ MARK D. SCHMIDT
Mark D. Schmidt
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2009	By:	/s/ DAVID D. DOWNING
David D. Downing
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)