Form 10-Q
period 2009-06-30
CYBERLUX CORP
filed 2009-08-19
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

☐           Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended  June 30, 2009

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

Yes ☐             No ☒

Number of shares outstanding of the issuer’s Common Stock as of August 1, 2009 1,324,955,932

CYBERLUX CORPORATION

Quarterly Report on Form 10-Q for the
Quarterly Period Ending June 30, 2009

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets:
	June 30, 2009 (Unaudited) and December 31, 2008 (Audited)	3

	Condensed Consolidated Statements of Losses:
	Six months Ended June 30, 2009 and 2008 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows:
	Six months Ended June 30, 2009 and 2008 (Unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Information:
	June 30, 2008	6-43

Item 2.	Management Discussion and Analysis	44

Item 3.	Controls and Procedures	50

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Submission of Matters to a Vote of Security Holders	51

Item 5.	Other Information	52

Item 6.	Exhibits	52

CYBERLUX CORPORATION
CONDENSED  CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash & cash equivalents	$573	$260
Accounts receivable, net of allowance for doubtful accounts of $1,803	7,321	249,924
Inventories, net of allowance of $43,333	41,406	53,202
Other current assets	109,698	32,198
Total current assets	158,998	335,584

Property, plant and equipment, net of accumulated depreciation of $204,198 and $194,788, respectively	39,580	48,990

Other assets
Deposits	25,511	25,511
Patents and development costs, net of accumulated amortization and write off of $3,136,879 and $3,043,756, respectively	838,095	931,217
Total other assets	863,606	956,728

Total Assets	$1,062,184	$1,341,302

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$-	$41,113
Accounts payable	1,683,659	1,239,145
Accrued liabilities	4,014,796	3,425,885
Short-term notes payable - related parties	489,009	402,823
Short-term notes payable	-	192,865
Warrant payable	688,968	935,000
Short-term convertible notes payable	5,117,426	4,645,207
Total current liabilities	11,993,858	10,882,038

Long-term liabilities:
Derivative liability relating to convertible debentures	19,159,318	24,384,586
Warrant liability relating to convertible debentures	148,596	255,042
Total long-term liabilities	19,307,914	24,639,628

Total liabilities	31,301,772	35,521,666

Commitments and Contingencies

Redeemable Series A convertible preferred stock, $0.001 par value; 200 shares designated, 26.9806 issued and outstanding as of June 30, 2009 and December 31, 2008; liquidation preference of $219,892 as of June 30, 2009 and December 31, 2008	134,900	134,900

DEFICIENCY IN STOCKHOLDERS' EQUITY
Class B convertible preferred stock, $0.001 par value, 4,650,000 shares designated; 4,650,000 and 3,650,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively; liquidation preference of $4,650,000 and $3,650,000 as of June 30, 2009 and December 31, 2008, respectively	4,650	3,650
Class C convertible preferred stock, $0.001 par value, 700,000 shares designated; 150,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008, liquidation preference of $4,076,922 and $3,992,333, as of June 30, 2009 and December 31, 2008, respectively	150	150
Common stock, $0.001 par value, 1,450,000,000 shares authorized; 1,225,955,532 and 814,426,120 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,225,956	814,426
Additional paid-in capital	17,395,483	17,277,230
Accumulated deficit	(49,000,727)	(52,410,720)
Deficiency in stockholders' equity	(30,374,488)	(34,315,264)

Total liabilities and (deficiency) in stockholders' equity	$1,062,184	$1,341,302

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
REVENUE:	$1,781	$145,067	$46,097	$331,906
Cost of goods sold	(22,900)	(115,957)	(42,385)	(220,520)
Gross margin (loss)	(21,119)	29,110	3,712	111,386

OPERATING EXPENSES:
Depreciation	4,552	6,979	9,410	13,958
Research and development	4,319	1,234	4,398	1,386
General and administrative expenses	565,563	824,161	1,138,826	1,539,239
Total operating expenses	574,434	832,374	1,152,634	1,554,583

NET LOSS FROM OPERATIONS	(595,553)	(803,264)	(1,148,922)	(1,443,197)

Unrealized loss relating to adjustment of derivative and warrant liability to fair value of underlying securities	10,386,354	(5,531,585)	5,331,714	(5,787,573)
Interest expense, net	(360,609)	(572,871)	(769,939)	(1,369,513)
Debt acquisition costs	(2,800)	8,209	(2,800)	(451,712)

Net Income (loss) before provision for income taxes	9,427,392	(6,899,511)	3,410,053	(9,051,995)

Income taxes (benefit)	-	-	60	-

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$9,427,392	$(6,899,511)	$3,409,993	$(9,051,995)

Weighted average number of common shares outstanding-basic	1,033,911,576	581,588,790	964,158,652	569,605,445

Weighted average number of common shares outstanding-fully diluted	Note A		Note A

Income (Loss) per share-basic	$0.01	$(0.01)	$0.00	$(0.02)

Loss per share-fully diluted	Note A		Note A

Preferred dividend	$24,000	$24,000	$48,000	$48,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to common stockholders	$3,409,993	$(9,051,995)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation	9,410	13,958
Amortization	93,122	262,945
Common stock issued in connection issuance of debt	-	385,108
Common stock issued in connection for services rendered	13,000	72,300
Series B preferred stock issued for services rendered	18,000	-
Beneficial conversion feature relating to convertible debenture	-	184,736
Accretion of convertible notes payable	432,219	880,090
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	(5,331,714)	5,787,573
(Increase) decrease in:
Accounts receivable	75,988	(53,169)
Inventories	11,796	88,168
Prepaid expenses and other assets	(77,500)	(8,793)
Increase (decrease) in:
Cash overdraft	(41,113)	14,327
Accounts payable	444,514	222,720
Accrued liabilities	588,911	462,236
Net cash (used in) operating activities	(353,374)	(739,796)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debentures	-	500,000
Proceeds from sale of common stock	227,501	322,000
Net proceeds (payments) from borrowing on long term basis	40,000	(103,574)
Net proceeds (payments) to notes payable, related parties	86,186	21,759
Net cash provided by (used in) financing activities:	353,687	740,185

Net increase (decrease) in cash and cash equivalents	313	389
Cash and cash equivalents at beginning of period	260	626
Cash and cash equivalents at end of period	$573	$1,015

Supplemental disclosures:
Interest Paid	$-	$-
Income Taxes Paid	$60	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) loss in adjustment of derivative and warrant liability to fair value of underlying securities	$(5,331,714)	$5,787,573
Series B preferred stock issued for services rendered	$18,000	$-
Common stock issued for services rendered	$13,000	$72,300

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six month period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited condensed financial statements should be read in conjunction with the December 31, 2008 financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Until December 31, 2004, the Company was a development state enterprise as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises ("SFAS No.7"). The Company develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of June 30, 2009, the Company has accumulated losses of $49,000,727.

The consolidated financial statements include the accounts of its wholly owned subsidiaries, SPE Technologies, Inc. and Hybrid Lighting Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues are recognized in the period that products are provided. For revenue from product sales, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, REVENUE RECOGNITION ("SAB104"), which superseded Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS ("SAB101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At June 30, 2009 and December 31, 2008, the Company did not have any deferred revenue.

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
JUNE 30, 2009
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At June 30, 2009 and December 31, 2008, allowance for doubtful receivable was $1,803.

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

As more fully described in Note H, the Company granted stock options over the years to employees of the Company under a non-qualified employee stock option plan. As of June 30, 2009, 52,432,307 stock options were outstanding and exercisable.

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

Net Income (loss) Per Common Share

The Company computes earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (“SFAS 128”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three and six months ended June 30, 2008, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three and six months ended June 30, 2009:

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Net Income (loss) Per Common Share (continued)

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Net income used in computing basic net income per share	$9,427,392	$3,409,993
Impact of assumed assumptions:
Accretion of convertible debenture charged to interest expense	197,790	432,219
Impact of equity classified as liability:
Gain on derivative and warrant liability marked to fair value	(10,386,354)	(5,331,714)
Net loss in computing diluted net loss per share:	$(761,172)	$(1,489,502)

The weighted average shares outstanding used in the basic net income per share computations for the three and six months ended June 30, 2009 was 1,033,911,576 and 964,158,652, respectively. In determining the number of shares used in computing diluted loss per share, the Company did not add approximately 27,447,704,150 potentially dilutive securities for the three and six months ended June 30, 2009 because the effect would be anti-dilutive. The potentially dilutive securities added were mostly attributable to the warrants, options and convertible debentures outstanding. As a result, the diluted loss per share for the three and six months ended June 30, 2009 was $0.00.

Patents

The Company acquired in December 2006, for $2,270,000, and January 2007, for $1,387,000, patents in conjunction with the acquisitions of SPE Technologies, Inc and Hybrid Lighting Technologies, Inc, respectively. The patents have an estimated useful life of 7 years. Accordingly, the Company recorded an amortization charge to current period earnings of $46,561 and $131,473 for the three month periods ended June 30, 2009 and 2008, respectively and $93,122 and $262,945 for the six months ended June 30, 2009 and 2008, respectively. Patents are comprised of the following:

Description	Cost	Accumulated amortization and impairments	Net carrying value at June 30, 2009
Development costs	$293,750	$293,750	$-0-
Patents	2,294,224	1,456,129	838,095
Patents	1,387,000	1,387,000	-0-
Total	$3,974,974	$3,136,879	$838,095

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the 10% Secured Convertible Debentures (see Note B). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the intrinsic method and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 223%; and risk free interest rate from 0.48% to 2.53%. The derivatives are classified as long-term liabilities.

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
JUNE 30, 2009
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from operations of $1,148,922 for the six month period ended June 30, 2009. The Company's current liabilities exceeded its current assets by $11,834,860 as of June 30, 2009.

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

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”). In SFAS No. 160, the FASB established accounting and reporting standards that require non-controlling interests to be reported as a component of equity, changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for annual periods beginning on or after December 15, 2008. Retroactive application of SFAS No. 160 is prohibited. We adopted SFAS No. 160 effective January 1, 2009 which primarily resulted in moving the presentation of non-controlling interest to the “Stockholders’ equity” section of our condensed consolidated balance sheets.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements Effective January 1, 2009 (continued)

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

EITF No. 07-5

In June 2008, the FASB ratified EITF No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF No. 07-5”). EITF No. 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF No. 07-5 is effective for fiscal years beginning after December 15, 2008. We adopted EITF No. 07-5 effective January 1, 2009 and the adoption resulted in our warrants with anti-dilutive provisions being classified as derivatives in accordance with FASB Statement No. 133.

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued the following new accounting standards:

•
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

•
FASB Staff Positions FAS No. 115-2, FAS 124-2, and EITF No. 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP FAS No. 115-2, FAS No. 124-2, and EITF No. 99-20-2”) provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

•
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

These standards were effective for periods ending after June 15, 2009. The adoption of these accounting standards had no material effect on our financial position or results of operations.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Recently Issued Accounting Standards (continued)

SFAS No. 165

In May 2009, the FASB issued SFAS 165, “Subsequent Events”.  We adopted SFAS No. 165 for the Quarterly Report for the period ending June 30, 2009.  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, which are referred to as subsequent events. The statement clarifies existing guidance on subsequent events, including a requirement that a public entity should evaluate subsequent events through the issue date of the financial statements, the determination of when the effects of subsequent events should be recognized in the financial statement and disclosures regarding all subsequent events.  SFAS 165 also requires a public entity to disclose the date through which an entity has evaluated subsequent events.  We have evaluated subsequent events through August 19, 2009 as disclosed in Note N.

SFAS No. 166

In June 2009, the FASB issued SFAS 166, “Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140,” which eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 166 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS 166 on its consolidated financial statements.

SFAS No. 167

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R),” which changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated and requires additional disclosures. SFAS 167 is effective for periods beginning after November 15, 2009. The Company is evaluating the impact of SFAS 167 on its consolidated financial statements.

SFAS No. 168

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles,” which establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also included in the Codification as sources of authoritative US GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this rule will not affect reported results of operations, financial condition or cash flows. The Company will implement SFAS 168 in its third quarter Form 10-Q by updating the previous FASB references to the Codification.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES

Notes payable at June 30, 2009 and December 31, 2008:

	June 30, 2009			December 31, 2008
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
10% convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.50 per share. The Company is in violation of the loan covenants	$2,500	-	$2,500	$2,500	-	$2,500

10% convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.50 per share. The Company is in violation of the loan covenants	25,000	-	25,000	25,000	-	25,000

10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)	$1,094,091	-	$1,094,091	$1,094,091	$-	$1,094,091

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

	June 30, 2009			December 31, 2008
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.6 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)	$800,000	$-	$800,000	$800,000	$-	$800,000

8% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights (see below)	700,000	-	700,000	700,000	-	700,000

8% convertible debenture, due March 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$500,000	$-	$500,000	$500,000	$38,813	$461,187

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE B-CONVERTIBLE DEBENTURES (continued)

	June 30, 2009			December 31, 2008
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
6 % convertible debenture, due July 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$500,000	$12,329	$487,671	$500,000	$94,977	$405,023

6% convertible debenture, due September 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	280,000	$22,247	$257,753	$280,000	$68,530	$211,470

6% convertible debenture, due December 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$600,000	$94,247	$505,753	$600,000	$193,425	$406,575

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

	June 30, 2009			December 31, 2008
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
8% convertible debenture, due April 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$400,000	$106,301	$293,699	$400,000	$172,420	$227,580

8% convertible debenture, due May 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	150,000	41,644	108,356	150,000	66,428	83,562

8% convertible debenture, due June 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	150,000	45,891	104,109	150,000	70,685	79,315

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

	June 30, 2009			December 31, 2008
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
8% convertible debenture, due June 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$150,000	$49,862	$100,138	$150,000	$74,658	$75,342

8% convertible debenture, due July 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$150,000	$51,644	$98,356	$150,000	$76,438	$73,562
Total	5,541,591	424,165	5,117,426	5,501,591	856,384	4,645,207
Less: current maturities:	5,541,591	424,165	5,117,426	5,501,591	856,384	4,645,207
Long term portion	$-0-	$-0-	$0-	$-0-	$-0-	$-0-

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

As of June 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for total proceeds of $1,352,067. The proceeds that the Company received were net of prepaid interest of $72,933 representing the first eight month’s interest and related fees and costs of $75,000.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

As of June 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six month periods ended June 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $-0- and $152,090, respectively.

 CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

As of June 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $800,000 in exchange for total proceeds of $775,000. The proceeds that the Company received were net of related fees and costs of $25,000.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

As of June 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six month periods ended June 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $-0- and $132,968, respectively.

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

As of June 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $700,000 in exchange for total proceeds of $675,000. The proceeds that the Company received were net of related fees and costs of $25,000.

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
JUNE 30, 2009
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

As of June 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six month periods ended June 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $-0- and $116,347, respectively.

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

As of June 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $460,000. The proceeds that the Company received were net of related fees and costs of $40,000.

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
JUNE 30, 2009
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

As of June 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six month periods ended June 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $-0- and $83,105, respectively.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

As of June 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $490,000. The proceeds that the Company received were net of related fees and costs of $10,000.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

As of June 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six month periods ended June 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $82,648 and $83,105, respectively.

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

As of June 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $280,000 in exchange for total proceeds of $259,858. The proceeds that the Company received were net of related fees and costs of $20,142.

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
JUNE 30, 2009
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

As of June 30, 2009 and December 31 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six month periods ended June 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $46,283 and $46,539, respectively.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

As of June 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $600,000 in exchange for total proceeds of $590,000. The proceeds that the Company received were net of related fees and costs of $10,000.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

As of June 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six month periods ended June 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $99,178 and $99,726, respectively.

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

As of June 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $400,000 in exchange for total proceeds of $360,000. The proceeds that the Company received were net of related fees and costs of $40,000.

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
JUNE 30, 2009
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

As of June 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six month periods ended June 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $66,119 and $66,484, respectively.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

As of June 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

As of June 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six month periods ended June 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $24,794 and $24,932, respectively.

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

As of June 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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
JUNE 30, 2009
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

As of June 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six month periods ended June 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $24,794 and $24,932.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

As of June 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

As of June 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the six month periods ended June 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $24,796 and $24,932, respectively.

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

As of June 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

As of June 30, 2009 and 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the six month periods ended June 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $24,794 and $24,932, respectively.

As of June 30, 2009, the Company has accrued $816,586 in default provision liabilities and liquidated damages relating to the above described Securities Purchase Agreements.

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

•	Accreted principal of $5,117,426 and $4,645,207 as of June 30, 2009 and December 31, 2008.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE C – WARRANT PAYABLE

The Company completed an equity financing with St. George Investments, LLC (SGI), an Illinois limited liability company, on March 21, 2008 for $1,500,000.  The equity financing is structured as a 25% discount to market Warrant transaction that provides $500,000 in capital at closing, followed by four traunches of $250,000 each.  Each $250,000 traunch is staggered at 60-day intervals commencing in six months on September 22, 2008, which is the date that shares are salable pursuant to Rule 144 upon exercise of the Warrant.  The Company issued 7,500,000 shares of Common Stock to SGI in order to induce the SGI to purchase the $1,500,000 Warrant. In addition, 6,763,300 additional shares of Common Stock were issued as Performance Stock in the name of SGI to remain in their original certificated form and remain in escrow with the law firm of Anslow & Jaclin, LLP acting as escrow agent. As a provision of the Warrant Purchase Agreement, we pledged 35,736,700 shares of “Pledge Stock” to be held in escrow as a potential remedy in the event of the occurrence of certain identified “trigger events”. On June 23rd, 2008, one trigger event, the closing price of our stock, went below the identified market price of $0.012 per share, triggering the release from escrow of the 6,763,300 shares of Performance Stock and the 35,736,700 shares of “Pledge Stock”. This trigger event, as defined in the Warrant Purchase Agreement, also increased the Warrant Account by 25% of the balance, or $375,000, in exchange for the elimination of the 25% discount to market. As of June 30, 2009 the remaining Warrant Liability balance was $688,968.

NOTE D-WARRANT LIABILITY

Total warrant liability as of June 30, 2009 and December 31, 2008 is comprised of the following:

	June 30, 2009	December 31, 2008
Fair value of warrants relating to convertible debentures	$58,812	$105,091
Fair value of other outstanding warrants	89,784	149,951
Total	$148,596	$255,042

Warrants were valued at the date of inception and at June 30, 2009 and December 31, 2008 using the Black Scholes Option Pricing Model.

The assumptions used at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009	December 31, 2008
Expected volatility	223%	362%
Expected dividend yield	-0-%	-0-%
Average risk free rate	0.48% to 2.53%	0.37% to 1.15%
Expected life (a)	0.81 to 5.03 yrs	1.31 to 5.53 yrs

(a)The expected option life is based on contractual expiration dates.

NOTE E - NOTE PAYABLE

Note payable as of June 30, 2009 and December 31, 2008, comprised of the following:

	June 30, 2009	December 31, 2008
Note payable, 24% interest per annum; due in 90 days; secured by specific accounts receivables	$-0-	$192,865

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE F - NOTES AND CONVERTIBLE NOTES PAYABLE-RELATED PARTY

Notes payable-related party is comprised of the following:

	June 30, 2008	December 31, 2008
Notes payable, 12% per annum; due on demand; unsecured	$239,659	$147,714

Notes payable, 10% per annum, due on demand; unsecured	249,350	255,109
	489,009	402,823
Less: current maturities:	(489,009)	(402,823)
Long term portion:	$-	$-

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
JUNE 30, 2009
(Unaudited)

NOTE G -STOCKHOLDER'S EQUITY (continued)

Series A - Convertible Preferred stock (continued)

The holders of record of the Series A Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($5,000 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series A Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series A Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of the six month period ended June 30, 2009, $0 in dividends was accumulated.

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

In connection with the issuance of the Series A Preferred and related warrants, the holders were granted certain registration rights in which the Company agreed to timely file a registration statement to register the common shares and the shares underlying the warrants, obtain effectiveness of the registration statement by the SEC within ninety-five (95) days of December 31, 2003, and maintain the effectiveness of this registration statement for a preset time thereafter. In the event the Company fails to timely perform under the registration rights agreement, the Company agrees to pay the holders of the Series A Preferred liquidated damages in an amount equal to 1.5% of the aggregate amount invested by the holders for each 30-day period or pro rata for any portion thereof following the date by which the registration statement should have been effective. The initial registration statement was filed and declared effective by the SEC within the allowed time; however the Company has not maintained the effectiveness of the registration statement to date. Accordingly, the Company issued 203,867 shares of common stock as liquidated damages on December 10, 2004. The Company has not been required to pay any further liquidated damages in connection with the filing or on-going effectiveness of the registration statement.

The Company was required to record a liability relating to the detachable warrants as described in FAS 133, EITF 98-5 and 00-27, and APB 14. As such:

Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black- Scholes option pricing formula, are accrued as adjustments to the liabilities at June 30, 2009 and December 31, 2008, respectively.

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
JUNE 30, 2009
(Unaudited)

NOTE G -STOCKHOLDER'S EQUITY (continued)

Series B - Convertible Preferred stock

On February 19, 2004, the Company filed a Certificate of Designation creating a Series B Convertible Preferred Stock classification for 800,000 shares, increased subsequently to 3,650,000 in 2007 and 4,650,000 in 2009.

In January, 2004, April 2007 and January 2009, the Company issued 800,000, 2,850,000, and 1,000,000 shares, respectively, of its Series B Preferred in lieu of certain accrued management service fees payable and notes payable including interest payable thereon. The shares of the Series B Preferred are non voting and convertible, at the option of the holder, into common shares at $0.10 per share per share. The shares issued were valued at $1.00 per share in 2004, $0.13 in 2007 and $0.018 in 2009, which represented the fair value of the common stock the shares are convertible into. In connection with the transaction, the Company recorded a beneficial conversion discount of $800,000 - preferred dividend relating to the issuance of the convertible preferred stock in 2004. None of the Series B Preferred shareholders have exercised their conversion right and there are 4,650,000 shares of Series B Preferred shares issued and outstanding at June 30, 2009.

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

The holders of record of the Series B Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($1.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series B Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series B Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of June 30, 2009 $1,480,000 in dividends were accumulated.

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

In December 2006, the Company issued 100,000 shares of its Series C Preferred stock in conjunction with the acquisition of SPE Technologies, Inc. The shares of the Series C Preferred are non voting and convertible, at the option of the holder, into common shares one year from issuance. The number of common shares to be issued per Series C share is adjusted based on the average closing bid price of the previous ten days prior to the date of conversion based on divided into $25.20 The shares issued were valued at $25.20 per share, which represented the fair value of the common stock the shares are convertible into. None of the Series C Preferred shareholders have exercised their conversion right and there are 150,000 shares of Series C Preferred shares issued and outstanding at June 30, 2009.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE G -STOCKHOLDER'S EQUITY (continued)

Series C - Convertible Preferred stock (continued)

The holders of record of the Series C Preferred shall be entitled to receive cumulative dividends at the rate of five percent per annum (5%), compounded quarterly, on the face value ($25.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series C Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, at the time of conversion. These dividends are not recorded until declared by the Company. As of June 30, 2009 $-0- in dividends were accumulated.

Common stock

The Company has authorized 1,450,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2009 and December 31, 2008, the Company has 1,225,955,532 and 814,426,120 shares issued and outstanding, respectively.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE G -STOCKHOLDER'S EQUITY (continued)

Common stock

In June 2009, the Company issued 10,000,000 shares of its common stock in exchange for services rendered. The Company valued the shares issued at $13,000, which approximated the fair value of the shares issued during the periods the services were rendered.

NOTE H -STOCK OPTIONS AND WARRANTS

Class A Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at June 30, 2009:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$0.001	50,000,000	3.27	$0.001	50,000,000	0.001
0.02	40,000,000	2.91	0.02	40,000,000	0.02
0.03	25,000,000	0.88	0.03	25,000,000	0.03
0.10	250,000	0.19	0.10	250,000	0.10
0.055	49,760,443	3.15	0.055	49,760,443	0.055	(a)
	165,010,443			165,010,443

(a)	See terms of warrants issued below

Transactions involving the Company’s warrant issuance are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	175,960,443	$0.016
Granted	-	-
Exercised	-	-
Canceled or expired	(350,000)	.75
Outstanding at December 31, 2008	175,610,443	0.02
Granted	-	-
Exercised	-	-
Canceled or expired	(10,600,000)	0.02
Outstanding at June 30, 2009	165,010,443	0.02

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE H -STOCK OPTIONS AND WARRANTS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.2125	2,000,000	4.46	$0.2125	2,000,000	$0.2125
0.2125	2,000,000	4.87	0.2125	2,000,000	0.2125
0.022	20,500,000	7.37	0.022	20,500,000	0.022
0.0295	4,000,000	5.85	0.0295	4,000,000	0.0295
0.04	14,430,000	7.07	0.04	14,430,000	0.04
0.10	9,502,307	4.96	0.10	9,502,307	0.10

Transactions involving stock options issued to employees are summarized as follows:

Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2007	52,432,307	0.0562
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at December 31, 2008	52,432,307	0.0562
Granted	-	-
Exercised	-	-
Canceled or expired	-	-
Outstanding at June 30, 2009	52,432,307	$0.0562

The Company did not grant employee stock options in the year ended December 31, 2008 or the six month period ended June 30, 2009.

NOTE I -RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 10% to 12% per annum. As of June 30, 2009 and December 31, 2008, the balance due to the officers was $489,009 and $402,823, respectively.

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
JUNE 30, 2009
(Unaudited)

NOTE J -COMMITMENTS AND CONTINGENCIES (continued)

Operating Lease Commitments

The Company leases office space in Durham, NC on a six year lease expiring December 31, 2012, for an annualized rent payment of $88,020. Additionally the Company leases warehouse space on a month to month basis for $550 per month. At June 30, 2009, schedule of the future minimum lease payments is as follows:

2009	66,015
2010	88,020
2011	88,020
2012	88,020
2013	-

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There was no outstanding litigation as of June 30, 2009.

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of June 30, 2009:

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE K – FAIR VALUES (continued)

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liability	$(19,159,318)			$(19,159,318)
Warrant payable	(688,968)			(688,968)
Warrant liability	(148,596)			(148,596)
Total	$(19,996,882)			$(19,996,882)

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

NOTE L - BUSINESS CONCENTRATION

Sales to 3 major customers $39,644 or 89% f total sales for the six months ended June 30, 2009
Purchases from the Company's 3 major suppliers $39,644 or 89% of total purchases for the six months ended June 30,

NOTE M- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of June 30, 2009, the Company incurred accumulated losses of $49,000,727. The Company’s current liabilities exceeded its current assets by $11,834,860 as of June 30, 2009. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE N – SUBSEQUENT EVENTS

On August 6, 2009, we issued 95,000,000 shares to St. George Investments, pursuant to a warrant purchase agreement/

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

We are developing and marketing new product applications of solid-state diodal illumination (TM) that demonstrate added value over traditional lighting systems. Using proprietary technology, we are creating a family of products including portable illumination systems for military and Homeland Security, retail products, commercial task and accent lighting, emergency and security lighting. We believe our solid-state lighting technology offers extended light life, greater energy efficiency and greater overall cost effectiveness than other existing forms of illumination. Our business model is to address the large lighting industry market segments with solid-state lighting products and technologies, including our proprietary hybrid technology, that includes military and Homeland Security applications, direct and indirect task and accent lighting applications, indoor/outdoor down-lighting applications, commercial and residential lighting applications..

Management continues to build Cyberlux into the company we believe it will be, with 2Q 2009 being the most challenging operating quarter the Company has experienced.  From the macro-economic factors such as the performance of the capital markets to the micro-economic reality of the limited availability of small business credit, Cyberlux, like many small companies, has had to focus on its core business opportunities and the long-term growth and prosperity of the Company, sometimes at the expense of the Company's short-term objectives.  The financial market collapse has caused all investors, no matter what the quality of the security or the investment risk involved, to re-evaluate their investment strategies and their allocation of capital.

Management has focused on our patented LED technology knowledge and our product capability in the existing Department of Defense (DoD) Agency and Homeland Security/First Responder channels, but we have significantly changed our model from competing as the prime contractor for DoD contracts to being the supplier who supports existing prime contractors and existing contracts. In addition, Management has also significantly changed our retail product strategy to become the product innovator and supplier to large existing retail marketing companies who have the scale and capability to bring a product to market world-wide.  These 'go-to-market' strategy changes are significant and have far-reaching implications for how Cyberlux Corporation creates value in the marketplace, how the business scales and grows, how brand equity is created and how the value in the underlying equity of the company grows.

Cyberlux Corporation continues to make hard-fought progress in the marketplace.  This has required drastic measures appropriate for the times and the circumstances, but, nonetheless progress has been made towards the Company's sustainability and future growth. Management has reduced all non-essential personnel, cut all available operating costs and senior management has deferred compensation until the Company is stabilized and executing the new revenue and sales strategy.

Results of Operations

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

REVENUES

Revenues for the six months ended June 30, 2009 were $46,097 as compared to $331,906  for the same period last year. The increase in revenue was attributed to sales of our BrightEye and Watchdog products into the military markets.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2009 were $1,152,634 as compared to $1,554,583 or the same period ended June 30, 2008. Included in the six months ended June 30, 2009 were $4,398,386 in expenses for research & development. This compares to $1,386 for the six months ended June 30, 2008.

We reported an unrealized loss for the change in fair value or warrants and debt derivatives of $(5,331,734) as compared to a loss of $(5,787,573) for the same period last year. Although the change of $(3,274,934) is unrelated to our operating activities, the increase in included in our reported net loss.

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

REVENUES

Revenues for the three months ended June 30, 2009 were $1,781 as compared to $145,067 for the same period last year.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2009 were $574,434 as compared to $832,373 for the same period ended June 30, 2008.

We reported an unrealized loss for the change in fair value or warrants and debt derivatives of $(10,386,354) as compared to a loss of $5,531,585 for the same period last year. Although the change of $7,054,754 is unrelated to our operating activities, the decrease in included in our reported net loss.

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

Liquidity and Capital Resources

As of June 30, 2009, we had a working capital deficit of $(11,834,860) This compares to a working capital deficit of $(10,546,454) as of December 31, 2008. Accrued interest on notes payable $ 2,692,307 compared to accrued interest of $ 2,438,682 as December 31, 2008. Accounts payable as of June 30, 2009 were $1,683,659 and compares to $ 1,239,145 as compared to December 31, 2008. As a result of our operating losses for the six months ended June 30, 2009, we generated a cash flow deficit of $353,374 from operating activities. Cash flows provided by investing activities was $-0-for the six months ended June 30, 2009 Cash flows from financing activities provided $353,687 from the borrowing on a long term basis of $40,000 and the sale of common stock in the amount of $227,501, and $86,186 in funds contributed by for the six months ended June 30, 2009

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development.

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

Product Research and Development

We anticipate incurring approximately $500,000 in research and development expenditures in connection with the development of our military and Homeland Security, portable illumination system, lighting and our hybrid lighting technnology that is based on the recently acquired patent rights from Renssealer Polytechnic Institute and at the University of California Santa Barbara.

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

In connection with the preparation of this Report and in accordance with Item 307 of Regulation S-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

(b)	Changes in Internal Control Over Financial Reporting

During the three month period ended June 30, 2009, there were no changes to our internal control over financial reporting, other than the remediation of a pre-existing material weakness identified above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2007, Britannia Law Office commenced an action against us and our President, Mark D. Schmidt, in the General Court of Justice, Superior Court Division, Durham County. North Carolina, alleging breach of contract, additional payments due under contract, unjust enrichment, fraud and unfair trade practices arising out of a consultant agreement  On March 12, 2009, the parties executed a mutual settlement and release agreement. .  On July 1,2009, Britannia Law Office filed a Motion for Leave to Supplement the Complaint.  On July  17, 2009, we filed a motion to Amend and a Supplemental Pleading.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2009, we borrowed a aggregate of $37,500.  In conjunction with the borrowing, we issued a total of 25,000,000 shares of our common stock..

In May 2009, we borrowed a aggregate of $140,000.  In conjunction with the borrowing, we issued a total of 50,000,000 shares of our common stock..

In June 2009, we borrowed a aggregate of $59,500.  In conjunction with the borrowing, we issued a total of 5,000,000 shares of our common stock..

In June 2009, we reissued 30,000,000 shares to management which had been used to provide financing to the Company.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Subsequent Events.

On August 6, 2009, we issued 95,000,000 shares to St. George Investments, pursuant to a warrant purchase agreement.

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

CYBERLUX CORPORATION

Date: August 20,2009	By:	/s/ Mark D. Schmidt
Mark D. Schmidt
Chief Executive Officer (Principal Executive Officer)

Date: August 20,2009	By:	/s/ DAVID D. DOWNING
David D. Downing
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)