Form 10-Q
period 2009-09-30
CYBERLUX CORP
filed 2009-11-23
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

☐  Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended September 30, 2009

Commission file number 000-33415

CYBERLUX CORPORATION

(Name of Small Business Issuer in Its Charter)

Nevada	91-2048978
(State of Incorporation)	(IRS Employer Identification No.)

4625 Creekstone Drive, Suite 130

Research Triangle Park

Durham, NC 27703

(Address of Principal Executive Offices)

(919) 474-9700

Issuer's Telephone Number

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated Filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑

Number of shares outstanding of the issuer’s Common Stock as of November 23, 2009: 2,868,177,756

CYBERLUX CORPORATION

Quarterly Report on Form 10-Q for the

Quarterly Period Ending September 30, 2009

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

1

Condensed Consolidated Balance Sheets:
September 30, 2009 (Unaudited) and December 31, 2008 (Audited)

1

Condensed Consolidated Statements of Losses:
Three and Nine Months Ended September 30, 2009 and 2008 (Unaudited)

2

Condensed Consolidated Statements of Cash Flows:
Nine months Ended Sepember 30, 2009 and 2008 (Unaudited)

3

Notes To Condensed Consolidated Financial Information:
September 30, 2009

4

Item 2.       Management's Discussion And Analysis Of Financial Condition And Results Of Operations

41

Item 3.       Controls And Procedures

47

PARTII. OTHER INFORMATION

Item 1.       Legal Proceedings.

48

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

48

Item 3.       Defaults Upon Senior Securities.

49

Item 4.       Submission of Matters to a Vote of Security Holders.

49

Item 5.       Other Information.

49

Item 6.       Exhibits

50

i

Cautionary Statement on Forward-Looking Statements.

The discussion in this Report on Form 10-Q, including the discussion in Item 2 of PART I, contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company’s business, based on management’s current beliefs and assumptions made by management. Words such as “expects”, “anticipates”, “intends”, believes”, “plans”, “seeks”, “estimates”, and similar expressions or variations of these words are intended to identify such forward-looking statements. Additionally, statements that refer to the Company’s estimated or anticipated future results, sales or marketing strategies, new product development or performance or other non-historical facts are forward-looking and reflect the Company’s current perspective based on existing information. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results and outcomes may differ materially from what is expressed or forecasted in any such forward-looking statements. Such risks and uncertainties include those set forth below in Item 1 as well as previous public filings with the Securities and Exchange Commission. The discussion of the Company’s financial condition and results of operations included in Item 2 of PART I should also be read in conjunction with the financial statements and related notes included in Item 1 of PART I of this quarterly report. These quarterly financial statements do not include all disclosures provided in the annual financial statements and should be read in conjunction with the “Risk Factors” and annual financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2008 as filed with the Commission on May 18, 2009. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

CYBERLUX CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash & cash equivalents	$1,025	$260
Accounts receivable, net of allowance for doubtful accounts of $7,760	2,643	249,924
Inventories, net of allowance of $43,333	36,582	53,202
Other current assets	127,236	32,198
Total current assets	167,486	335,584
Property, plant and equipment, net of accumulated depreciation of $208,400 and $194,788, respectively	35,378	48,990
Other assets
Deposits	25,511	25,511
Patents and development costs, net of accumulated amortization and write off of $3,183,440 and $3,043,756, respectively	791,534	931,217
Total other assets	817,045	956,728
Total Assets	$1,019,909	$1,341,302
LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Cash overdraft	$––	$41,113
Accounts payable	1,790,107	1,239,145
Accrued liabilities	3,621,789	3,425,885
Short-term notes payable - related parties	1,186,274	402,823
Short-term notes payable	––	192,865
Warrant payable	691,795	935,000
Short-term convertible notes payable	5,305,054	4,645,207
Total current liabilities	12,595,019	10,882,038
Long-term liabilities:
Derivative liability relating to convertible debentures	14,518,241	24,384,586
Warrant liability relating to convertible debentures	113,364	255,042
Total long-term liabilities	14,631,605	24,639,628
Total liabilities	27,226,624	35,521,666
Commitments and Contingencies
Redeemable Series A convertible preferred stock, $0.001 par value; 200 shares designated, 26.9806 issued and outstanding as of September 30, 2009 and December 31, 2008; liquidation preference of $219,892 as of September 30, 2009 and December 31, 2008	134,900	134,900
DEFICIENCY IN STOCKHOLDERS' EQUITY
Class B convertible preferred stock, $0.001 par value, 4,650,000 shares designated; 8,500,000 and 3,650,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively; liquidation preference of $8,500,000 and $3,650,000 as of September 30, 2009 and December 31, 2008, respectively	8,500	3,650
Class C convertible preferred stock, $0.001 par value, 700,000 shares designated; 150,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008, liquidation preference of $4,122,108 and $3,992,333, as of September 30, 2009 and December 31, 2008, respectively	150	150
Common stock, $0.001 par value, 5,000,000,000 shares authorized; 1,574,511,088 and 814,426,120 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,574,511	814,426
Additional paid-in capital	17,255,352	17,277,230
Accumulated deficit	(45,180,128)	(52,410,720)
Deficiency in stockholders' equity	(26,341,615)	(34,315,264)
Total liabilities and (deficiency) in stockholders' equity	$1,019,909	$1,341,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
REVENUE:	$7,157	$69,256	$53,254	$401,162
Cost of goods sold	(2,247)	(47,295)	(44,632)	(267,815)
Gross margin	4,910	21,961	8,622	133,347

OPERATING EXPENSES:
Depreciation	4,202	6,209	13,612	20,167
Research and development	21,666	––	26,064	1,386
General and administrative expenses	465,203	1,351,634	1,604,029	2,890,873
Total operating expenses	491,071	1,357,843	1,643,705	2,912,426

NET LOSS FROM OPERATIONS	(486,161)	(1,335,882)	(1,635,083)	(2,779,079)

Unrealized gain/(loss) relating to adjustment of derivative and warrant liability to fair value of underlying securities	4,676,309	2,754,714	10,008,023	(3,032,859)
Interest expense, net	(367,549)	(517,553)	(1,137,488)	(1,887,066)
Debt acquisition costs	(2,000)	9,289	(4,800)	(442,423)

Net income (loss) before provision for income taxes	3,820,598	910,568	7,230,652	(8,141,427)

Income taxes)	––	––	60	515

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$3,820,598	$910,568	$7,230,592	$(8,141,942)

Weighted average number of common shares outstanding-basic	1,314,192,247	667,942,486	1,082,118,691	602,506,202

Weighted average number of common shares outstanding-fully diluted	Note A	Note A	Note A

Income (Loss) per share-basic	$0.00	$0.00	$0.01	$(0.01)

Loss per share-fully diluted	Note A	Note A	Note A

Preferred dividend	$24,000	$24,000	$72,000	$72,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to common stockholders	$7,230,592	$(8,141,942)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation	13,612	20,167
Amortization	139,683	394,417
Common stock issued in connection issuance of debt	––	385,108
Common stock issued in connection for services rendered	21,000	878,800
Series B preferred stock issued for services rendered	52,650	––
Beneficial conversion feature relating to convertible debenture	––	184,736
Accretion of convertible notes payable	601,224	1,254,665
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	(10,008,023)	3,032,858
(Increase) decrease in:
Accounts receivable	201,118	23,888
Inventories	16,620	103,128
Prepaid expenses and other assets	(95,038)	(7,500)
Increase (decrease) in:
Cash overdraft	(41,113)	(26,041)
Accounts payable	1,266,212	372,758
Accrued liabilities	195,904	633,076
Net cash (used in) operating activities	(405,559)	(891,882)

CASH FLOWS FROM INVESTING ACTIVITIES:	––	––

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debentures	––	500,000
Proceeds from sale of common stock	279,500	526,050
Net proceeds (payments) from borrowing on long term basis	68,201	(156,263)
Net proceeds to notes payable, related parties	58,623	21,759
Net cash provided by financing activities:	406,324	891,546

Net increase (decrease) in cash and cash equivalents	765	(336)
Cash and cash equivalents at beginning of period	260	626
Cash and cash equivalents at end of period	$1,025	$290

Supplemental disclosures:
Interest Paid	$––	$––
Income Taxes Paid	$60	$––

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) loss in adjustment of derivative and warrant liability to fair value of underlying securities	$(10,008,023)	$3,032,858
Series B preferred stock issued for services rendered	$52,650	$––
Common stock issued for services rendered	$21,000	$878,800

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine month period ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009. The unaudited condensed financial statements should be read in conjunction with the December 31, 2008 financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2008.

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Until December 31, 2004, the Company was a development stage enterprise as defined under Accounting Standards Codification subtopic 915-10 Development Stage Entities. The Company develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of September 30, 2009, the Company has accumulated losses of $45,180,128.

The consolidated financial statements include the accounts of its wholly owned subsidiaries, SPE Technologies, Inc. and Hybrid Lighting Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues are recognized in the period that products are provided. For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At September 30, 2009 and December 31, 2008, the Company did not have any deferred revenue.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing ASC 605-25 on the Company’s financial position and results of operations was not significant.

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At September 30, 2009 and December 31, 2008, allowance for doubtful receivable was $7,760 and $1,803, respectively.

Stock based compensation

Effective January 1, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) using the modified-prospective transition method. Under this transition method, stock-based compensation expense was recognized in the financial statements for granted, modified, or settled stock options. Compensation expense recognized included the estimated expense for stock options granted on and subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718-10, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of ASC 718-10. Results for prior periods have not been restated, as provided for under the modified-prospective method.

ASC 718-10 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under ASC 718-10 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of ASC 718-10, the Company is using the Black-Scholes option-pricing model as its method of valuation for share-based awards granted beginning in fiscal 2006, which was also previously used for the Company’s pro forma information required under ASC 718-10. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and certain other market variables such as the risk free interest rate.

As more fully described in Note H, the Company granted stock options over the years to employees of the Company under a non-qualified employee stock option plan. As of September 30, 2009, 52,432,307 stock options were outstanding and exercisable.

Net Income (loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the nine months ended September 30, 2008, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three and nine months ended September 30, 2009 and three months ended September 30, 2009:

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Net Income (loss) Per Common Share (continued)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Net income used in computing basic net income per share	$3,820,598	$910,568	$7,230,592
Impact of assumed assumptions:
Accretion of convertible debenture charged to interest expense	169,005	374,575	601,224
Impact of equity classified as liability:
Gain on derivative and warrant liability marked to fair value	(4,676,309)	(2,754,714)	(10,008,023)
Net loss in computing diluted net loss per share:	$(686,706)	$(1,469,571)	$(2,176,207)

The weighted average shares outstanding used in the basic net income per share computations for the three and nine months ended September 30, 2009 was 1,314,192,247 and 1,082,118,691, respectively and 669,942,486 for the three months ended September 30, 2008. In determining the number of shares used in computing diluted loss per share, the Company did not add approximately 28,635,273,897 potentially dilutive securities for the three and nine months ended September 30, 2009 and 5,340,576,417 for the three months ended September 30, 2008 because the effect would be anti-dilutive. The potentially dilutive securities added were mostly attributable to the warrants, options and convertible debentures outstanding. As a result, the diluted loss per share for the three and nine months ended September 30, 2009 and three months ended September 30, 2008 was $0.00.

Patents

The Company acquired in December 2006, for $2,270,000, and January 2007, for $1,387,000, patents in conjunction with the acquisitions of SPE Technologies, Inc and Hybrid Lighting Technologies, Inc, respectively. The patents have an estimated useful life of 7 years. Accordingly, the Company recorded an amortization charge to current period earnings of $46,561 and $131,473 for the three month periods ended September 30, 2009 and 2008, respectively and $139,683 and $394,417 for the nine months ended September 30, 2009 and 2008, respectively. Patents are comprised of the following:

Description	Cost	Accumulated amortization and impairments	Net carrying value at September 30, 2009
Development costs	$293,750	$293,750	$-0-
Patents	2,294,224	1,502,690	791,534
Patents	1,387,000	1,387,000	-0-
Total	$3,974,974	$3,183,440	$791,534

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

Derivative Financial Instruments

The Company's derivative financial instruments consist of embedded derivatives related to the 10% Secured Convertible Debentures (see Note B). These embedded derivatives include certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date. In addition, under the provisions of Accounting Standards Codification subtopic 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Derivative Financial Instruments (continued)

(“ASC 815-40”) as a result of entering into the Notes, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Any change in fair value inclusive of modifications of terms will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Conversion-related derivatives were valued using the intrinsic method and the warrants using the Black Scholes Option Pricing Model with the following assumptions: dividend yield of 0%; annual volatility of 217%; and risk free interest rate from 0.18% to 2.98%. The derivatives are classified as long-term liabilities.

Registration rights

In with raising capital through the issuance of Convertible Notes, the Company has issued convertible debentures and warrants in that have registration rights with liquidated damages for the underlying shares. As the contract must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to ASC 815-40, the net value of the of the underlying embedded derivative and warrants at the date of issuance was recorded as liabilities on the balance sheet. Liquidated damages are estimated and accrued as a liability at each reporting date. The Company has accrued an estimated $816,586 in liquidation damages.

Comprehensive Income (Loss)

The Company adopted Accounting Standards Codification subtopic 220-10, Comprehensive Income (“ASC 220-10”) which establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220-10 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Effective January 1, 2008, the company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s financial position, results of operations or cash flows.

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net loss from operations of $1,635,083 for the nine month period ended September 30, 2009. The Company's current liabilities exceeded its current assets by $12,427,533 as of September 30, 2009.

Recent Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES

Notes payable at September 30, 2009 and December 31, 2008:

	September 30, 2009			December 31, 2008
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
10% convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.50 per share. The Company is in violation of the loan covenants	$2,500	––	$2,500	$2,500	––	$2,500

10% convertible note payable, unsecured and due September, 2003; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.50 per share. The Company is in violation of the loan covenants	25,000	––	25,000	25,000	––	25,000

10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.03 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)	$1,094,091	––	$1,094,091	$1,094,091	$––	$1,094,091

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

	September 30, 2009			December 31, 2008
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
10% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.6 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. The Company is in violation of the loan covenants (see below)	$800,000	$––	$800,000	$800,000	$––	$800,000

8% convertible debenture, due three years from date of the note with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a) $0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights (see below)	700,000	––	700,000	700,000	––	700,000

8% convertible debenture, due March 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$500,000	$––	$500,000	$500,000	$38,813	$461,187

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

	September 30, 2009			December 31, 2008
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
6 % convertible debenture, due July 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$500,000	$––	$500,000	$500,000	$94,977	$405,023

6% convertible debenture, due September 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	280,000	$––	$280,000	$280,000	$68,530	$211,470

6% convertible debenture, due December 2009 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$600,000	$43,836	$556,164	$600,000	$193,425	$406,575

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

	September 30, 2009			December 31, 2008
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
8% convertible debenture, due April 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$400,000	$72,694	$327,306	$400,000	$172,420	$227,580

8% convertible debenture, due May 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	150,000	29,041	120,959	150,000	66,428	83,562

8% convertible debenture, due June 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	150,000	33,288	116,712	150,000	70,685	79,315

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

	September 30, 2009			December 31, 2008
	Gross Principal Amount	Less: Unamortized Discount	Net	Gross Principal Amount	Less: Unamortized Discount	Net
8% convertible debenture, due June 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	$150,000	37,260	$112,740	$150,000	$74,658	$75,342

8% convertible debenture, due July 2010 with interest payable quarterly during the life of the note. The note is convertible into the Company’s common stock at the lower of a)$0.10 or b) 25% of the average of the three lowest intraday trading prices for the common stock on a principal market for twenty days before, but not including, conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights. (See below)	150,000	39,041	110,959	150,000	76,438	73,562

10% convertible notes payable, unsecured and due 2010; accrued and unpaid interest due at maturity; Note holder has the option to convert note principal together with accrued and unpaid interest to the Company’s common stock at a rate of $0.50 per share. The Company is in violation of the loan covenants	58,623	––	58,623
Total	5,560,214	255,160	5,560,214	5,501,591	856,384	4,645,207
Less: current maturities:	5,560,214	255,160	5,560,214	5,501,591	856,384	4,645,207
Long term portion	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

As of September 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $1,500,000 in exchange for total proceeds of $1,352,067. The proceeds that the Company received were net of prepaid interest of $72,933 representing the first eight month’s interest and related fees and costs of $75,000.

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

As of September 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine month periods ended September 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $-0- and $155,665, respectively.

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

As of September 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $800,000 in exchange for total proceeds of $775,000. The proceeds that the Company received were net of related fees and costs of $25,000.

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

SEPTEMBER 30, 2009

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

As of September 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine month periods ended September 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $-0- and $200,183, respectively.

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

As of September 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $700,000 in exchange for total proceeds of $675,000. The proceeds that the Company received were net of related fees and costs of $25,000.

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

As of September 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

For the nine month periods ended September 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $-0- and $175,160, respectively.

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

As of September 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $460,000. The proceeds that the Company received were net of related fees and costs of $40,000.

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

As of September 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine month periods ended September 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $38,813 and $125,114, respectively.

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

As of September 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $500,000 in exchange for total proceeds of $490,000. The proceeds that the Company received were net of related fees and costs of $10,000.

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

SEPTEMBER 30, 2009

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

As of September 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine month periods ended September 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $94,977 and $125,114, respectively.

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

As of September 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $280,000 in exchange for total proceeds of $259,858. The proceeds that the Company received were net of related fees and costs of $20,142.

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

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

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

As of September 30, 2009 and December 31 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine month periods ended September 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $68,530 and $70,064, respectively.

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

As of September 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $600,000 in exchange for total proceeds of $590,000. The proceeds that the Company received were net of related fees and costs of $10,000.

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

As of September 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine month periods ended September 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $149,589 and $150,137, respectively.

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

As of September 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $400,000 in exchange for total proceeds of $360,000. The proceeds that the Company received were net of related fees and costs of $40,000.

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

SEPTEMBER 30, 2009

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

As of September 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine month periods ended September 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $99,726 and $100,091, respectively.

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

As of September 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

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

As of September 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine month periods ended September 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $37,397 and $37,735, respectively.

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

As of September 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

As of September 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine month periods ended September 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $37,397 and $37,535.

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

As of September 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

As of September 30, 2009 and December 31, 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine month periods ended September 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $37,397 and $37,535, respectively.

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

As of September 30, 2009, the Company issued to investors of the Convertible Notes a total amount of $150,000 in exchange for total proceeds of $150,000.

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

SEPTEMBER 30, 2009

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

As of September 30, 2009 and 2008, the Company has not maintained an effective registration statement and therefore is in default of the Security Purchase agreement. As such, at the option of the Holders of a majority of the aggregate principal amount of the outstanding Notes issued pursuant to the Purchase Agreement and through the delivery of written notice to the Company by such Holders (the "DEFAULT NOTICE"); the Notes shall become immediately due and payable and the Company shall pay to the Holder an amount equal to the greater of (i) 130% times the sum of (w) the then outstanding principal amount of this Note plus (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment plus (y) Default Interest (at 15% per annum), if any, plus (z) any amounts owed to the Holder pursuant to the Registration Rights Agreement. The then outstanding principal amount of the Note to the date of payment plus the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the "DEFAULT SUM")or (ii) the "parity value" of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the "Conversion Date" for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date), multiplied by (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the "DEFAULT AMOUNT") and all other amounts payable hereunder shall immediately become due and payable, together with all costs including legal fees and expenses of collection. If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

For the nine month periods ended September 30, 2009 and 2008, the Company amortized the debt discount and charged to interest expense $37,397 and $37,535, respectively.

As of September 30, 2009, the Company has accrued $816,586 in default provision liabilities and liquidated damages relating to the above described Securities Purchase Agreements.

Although described as a warrant, the instrument was considered a convertible debenture for accounting purposes.

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE B-CONVERTIBLE DEBENTURES (continued)

In accordance with Accounting Standards Codification subtopic 470-20, Debt, Debt With Conversions and Other Options (“ASC 470-20”), the Company recognized an imbedded beneficial conversion feature present in the convertible note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $184,736 of the proceeds, which is equal to the intrinsic value of the imbedded beneficial conversion feature, to additional paid in capital and a discount against the convertible note payable. The debt discount attributed to the beneficial conversion feature charged to current period earnings as interest expense.

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in Accounting Standards Codification subtopic 815-10, Derivatives and Hedging and ASC 470-20 as follows:

•

The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received. The fair values of the detachable warrants and the embedded derivatives were determined under the Black-Scholes option pricing formula and the intrinsic method, respectively

•

Subsequent to the initial recording, the increase (or decrease) in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase (or decrease) in the intrinsic value of the embedded derivatives of the convertible debentures are recorded as adjustments to the liabilities at September 30, 2009.

•

The expense relating to the increase (or decrease) in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives is included as other income item as a gain or loss arising from convertible financing on the Company’s balance sheet.

•

Accreted principal of $5,305,054 and $4,645,207 as of September 30, 2009 and December 31, 2008.

NOTE C – WARRANT PAYABLE

The Company completed an equity financing with St. George Investments, LLC (SGI), an Illinois limited liability company, on March 21, 2008 for $1,500,000. The equity financing is structured as a 25% discount to market Warrant transaction that provides $500,000 in capital at closing, followed by four traunches of $250,000 each. Each $250,000 traunch is staggered at 60-day intervals commencing in six months on September 22, 2008, which is the date that shares are salable pursuant to Rule 144 upon exercise of the Warrant. The Company issued 7,500,000 shares of Common Stock to SGI in order to induce the SGI to purchase the $1,500,000 Warrant. In addition, 6,763,300 additional shares of Common Stock were issued as Performance Stock in the name of SGI to remain in their original certificated form and remain in escrow with the law firm of Anslow & Jaclin, LLP acting as escrow agent. As a provision of the Warrant Purchase Agreement, we pledged 35,736,700 shares of “Pledge Stock” to be held in escrow as a potential remedy in the event of the occurrence of certain identified “trigger events”. On June 23rd, 2008, one trigger event, the closing price of our stock, went below the identified market price of $0.012 per share, triggering the release from escrow of the 6,763,300 shares of Performance Stock and the 35,736,700 shares of “Pledge Stock”. This trigger event, as defined in the Warrant Purchase Agreement, also increased the Warrant Account by 25% of the balance, or $375,000, in exchange for the elimination of the 25% discount to market. As of September 30, 2009 the remaining Warrant Liability balance was $691,795.

NOTE D-WARRANT LIABILITY

Total warrant liability as of September 30, 2009 and December 31, 2008 is comprised of the following:

	September 30, 2009	December 31, 2008
Fair value of warrants relating to convertible debentures	$43,532	$105,091
Fair value of other outstanding warrants	69,832	149,951
Total	$113,364	$255,042

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE D-WARRANT LIABILITY (continued)

Warrants were valued at the date of inception and at September 30, 2009 and December 31, 2008 using the Black Scholes Option Pricing Model.

The assumptions used at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009	December 31, 2008
Expected volatility	217%	362%
Expected dividend yield	-0-%	-0-%
Average risk free rate	0.18% to 2.98%	0.37% to 1.15%
Expected life (a)	0.56 to 4.78 yrs	1.31 to 5.53 yrs

(a)The expected option life is based on contractual expiration dates.

NOTE E - NOTE PAYABLE

Note payable as of September 30, 2009 and December 31, 2008, comprised of the following:

	September 30, 2009	December 31, 2008
Note payable, 24% interest per annum; due in 90 days; secured by specific accounts receivables	$-0-	$192,865

NOTE F - NOTES AND CONVERTIBLE NOTES PAYABLE-RELATED PARTY

Notes payable-related party is comprised of the following:

	September 30, 2009	December 31, 2008
Notes payable, 12% per annum; due on demand; unsecured	$210,074	$147,714

Notes payable, 10% per annum, due on demand; unsecured	976,200	255,109
	1,186,274	402,823
Less: current maturities:	(1,186,274)	(402,823)
Long term portion:	$––	$––

During the nine months ended September 30, 2009, the Company issued an aggregate of $715,250 in 10% per annum demand notes to employees and officers of the Company as compensation for services.

NOTE G -STOCKHOLDER'S EQUITY

Series A - Convertible Preferred stock

The Company has also authorized 50,000,000 shares of Preferred Stock, with a par value of $.001 per share as of August 2009.

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

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

The holders of record of the Series A Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($5,000 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series A Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series A Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of the nine month period ended September 30, 2009, $0 in dividends was accumulated.

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

Because the Series A Shares include a redemption feature that is outside of the control of the Company and the stated conversion price is subject to reset, the Company has classified the Series A Shares outside of stockholders' equity in accordance with Accounting Standards Codification subtopic 480, Distinguishing Liabilities from Equity (“ASC 480”). In accordance with ASC 480, the fair value at date of issuance was recorded outside of stockholders’ equity in the accompanying balance sheet. Dividends on the Series A Shares are reflected as a reduction of net income (loss) attributable to common stockholders.

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

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

The Company was required to record a liability relating to the detachable warrants as described in Accounting Standards Codification subtopic 815-10, Derivatives and Hedging and ASC 470-20 and as such:

Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black- Scholes option pricing formula, are accrued as adjustments to the liabilities at each reporting period.

The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants (noted above) is included as other comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company's balance sheet.

The warrants expired unexercised in the year ended December 31, 2006.

Series B - Convertible Preferred stock

On February 19, 2004, the Company filed a Certificate of Designation creating a Series B Convertible Preferred Stock classification for 800,000 shares, increased subsequently to 3,650,000 in 2007 and 8,500,000 in 2009.

In January, 2004, April 2007, January 2009 and August 2009, the Company issued 800,000, 2,850,000, 1,000,000 and 3,850,000 shares, respectively, of its Series B Preferred in lieu of certain accrued management service fees payable and notes payable including interest payable thereon. The shares of the Series B Preferred are nonvoting and convertible, at the option of the holder, into common shares at $0.10 per share per share. The shares issued were valued at $1.00 per share in 2004, $0.13 in 2007, $0.018 in January 2009 and $0.009 in August 2009, which represented the fair value of the common stock the shares are convertible into. In connection with the transaction, the Company recorded a beneficial conversion discount of $800,000 - preferred dividend relating to the issuance of the convertible preferred stock in 2004. None of the Series B Preferred shareholders have exercised their conversion right and there are 8,500,000 shares of Series B Preferred shares issued and outstanding at September 30, 2009.

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

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE G -STOCKHOLDER'S EQUITY (continued)

Series B - Convertible Preferred stock

The holders of record of the Series B Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($1.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series B Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series B Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of September 30, 2009 $1,619,500 in dividends were accumulated.

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

In December 2006, the Company issued 100,000 shares of its Series C Preferred stock in conjunction with the acquisition of SPE Technologies, Inc. The shares of the Series C Preferred are non voting and convertible, at the option of the holder, into common shares one year from issuance. The number of common shares to be issued per Series C share is adjusted based on the average closing bid price of the previous ten days prior to the date of conversion based on divided into $25.20 The shares issued were valued at $25.20 per share, which represented the fair value of the common stock the shares are convertible into. None of the Series C Preferred shareholders have exercised their conversion right and there are 150,000 shares of Series C Preferred shares issued and outstanding at September 30, 2009.

 The holders of record of the Series C Preferred shall be entitled to receive cumulative dividends at the rate of five percent per annum (5%), compounded quarterly, on the face value ($25.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series C Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, at the time of conversion. These dividends are not recorded until declared by the Company. As of September 30, 2009 $-0- in dividends were accumulated.

Common stock

The Company has authorized 5,000,000,000 shares of common stock, with a par value of $.001 per share increasing from 1,450,000,000 on in August 2009. As of September 30, 2009 and December 31, 2008, the Company has 1,574,511,088,532 and 814,426,120 shares issued and outstanding, respectively.

In January 2008, holders converted 2 shares of preferred stock – Class A into 100,000 shares of common stock. Each share of preferred stock is convertible into 50,000 shares of common stock.

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE G -STOCKHOLDER'S EQUITY (continued)

Common stock (continued)

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

In August 2009, the Company issued 4,000,000 shares of its common stock in exchange for services rendered. The Company valued the shares issued at $4,800, which approximated the fair value of the shares issued during the periods the services were rendered.

In September 2009, the Company issued 4,000,000 shares of its common stock in exchange for services rendered. The Company valued the shares issued at $3,200, which approximated the fair value of the shares issued during the periods the services were rendered.

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE H -STOCK OPTIONS AND WARRANTS

Class A Warrants

The following table summarizes the changes in warrants outstanding and related prices for the shares of the Company’s common stock issued to shareholders at September 30, 2009:

Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Warrants Exercisable Weighted Average Exercise Price
$ 0.001	50,000,000	3.02	$ 0.001	50,000,000	0.001
0.02	40,000,000	2.66	0.02	40,000,000	0.02
0.03	25,000,000	0.63	0.03	25,000,000	0.03
0.055	49,760,443	2.90	0.055	49,760,443	0.055	(a)
	164,760,443			164,760,443

(a)

See terms of warrants issued below

Transactions involving the Company’s warrant issuance are summarized as follows:

NOTE H -STOCK OPTIONS AND WARRANTS

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2007	175,960,443	$0.016
Granted	––	––
Exercised	––	––
Canceled or expired	(350,000)	.75
Outstanding at December 31, 2008	175,610,443	0.02
Granted	––	––
Exercised	––	––
Canceled or expired	(10,850,000)	0.02
Outstanding at September 30, 2009	164,760,443	0.02

 Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at September 30, 2009:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding	Warrants Outstanding Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise price	Number Exercisable	Weighted Average Exercise Price
$ 0.2125	2,000,000	4.21	$ 0.2125	2,000,000	0.2125
0.2125	2,000,000	4.62	0.2125	2,000,000	0.2125
0.022	20,500,000	7.12	0.022	20,500,000	0.022
0.0295	4,000,000	5.60	0.0295	4,000,000	0.0295
0.04	14,430,000	6.82	0.04	14,430,000	0.04
0.10	9,502,307	4.71	0.10	9,502,307	0.10

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE H -STOCK OPTIONS AND WARRANTS (continued)

Transactions involving stock options issued to employees are summarized as follows:

	Number of Shares	Weighted Average Price Per Share

Outstanding at December 31, 2007	52,432,307	0.0562
Granted	––	––
Exercised	––	––
Canceled or expired	––	––
Outstanding at December 31, 2008	52,432,307	0.0562
Granted	––	––
Exercised	––	––
Canceled or expired	––	––
Outstanding at September 30, 2009	52,432,307	$0.0562

The Company did not grant employee stock options in the year ended December 31, 2008 or the nine month period ended September 30, 2009.

NOTE I -RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 10% to 12% per annum. As of September 30, 2009 and December 31, 2008, the balance due to the officers was $1,186,274 and $402,823, respectively.

NOTE J -COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Operating Lease Commitments

The Company leases office space in Durham, NC on a six year lease expiring December 31, 2012, for an annualized rent payment of $88,020. Additionally the Company leases warehouse space on a month to month basis for $550 per month. At September 30, 2009, schedule of the future minimum lease payments is as follows:

2009	22,005
2010	88,020
2011	88,020
2012	88,020
2013	––

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There was no outstanding litigation as of September 30, 2009.

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE K – FAIR VALUES

Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 820-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820-10 establishes three levels of inputs that may be used to measure fair value:

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of September 30, 2009:

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liability	$(14,518,241)			$(14,518,241)
Warrant payable	(691,795)			(691,795)
Warrant liability	(113,364)			(113,364)
Total	$(15,323,400)			$(15,323,400)

NOTE L - BUSINESS CONCENTRATION

Sales to three major customers $49,580 or 93.1% o f total sales for the nine months ended September 30, 2009.

Purchases from the Company's three major suppliers $36,286 or 81.3% of total purchases for the nine months ended September 30, 2009.

NOTE M- GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of September 30, 2009, the Company incurred accumulated losses of $45,180,128. The Company’s current liabilities exceeded its current assets by $12,427,533 as of September 30, 2009. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

CYBERLUX CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE M- GOING CONCERN MATTERS (continued)

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

NOTE N – SUBSEQUENT EVENTS

On October 12, 2009, we issued 86,666,667 shares of our common stock to Barclay Lyons, LLC pursuant to a deferred purchase and assignment agreement.

On October 12, 2009, we issued 86,666,667 shares of our common stock to War Chest Capital Multi Strategy, LLC pursuant to a purchase and assignment agreement.

On October 14, 2009, we issued 110,000,000 shares of our common stock to St. George Investments, LLC pursuant to a warrant purchase agreement.

On October 22, 2009, we issued 110,000,000 shares of our common stock to St. George Investments, LLC pursuant to a warrant purchase agreement.

On October 28, 2009, we issued 86,666,667 shares of our common stock to Barclay Lyons, LLC pursuant to a deferred purchase and assignment agreement.

On October 28, 2009, we issued 86,666,667 shares of our common stock to War Chest Capital Multi Strategy, LLC pursuant to a purchase and assignment agreement.

On November 5, 2009, we issued 107,000,000 shares of our common stock to St. George Investments, LLC pursuant to a warrant purchase agreement.

On November 12, 2009, we issued 125,000,000 shares of our common stock to Barclay Lyons, LLC pursuant to a deferred purchase and assignment agreement.

On November 12, 2009, we issued 125,000,000 shares of our common stock to War Chest Capital Multi Strategy, LLC pursuant to a purchase and assignment agreement.

On November 12, 2009, we issued 109,000,000 shares of our common stock to St. George Investments, LLC pursuant to a warrant purchase agreement.

On November 19, 2009, we issued 146,000,000 shares of our common stock to St. George Investments, LLC pursuant to a warrant purchase agreement.

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

Overview

The financial market collapse of the past year has caused all investors, no matter what the quality of the security or the investment risk involved, to re-evaluate their investment strategies and their allocation of capital. Cyberlux Corporation is thankful to continue to be an investment selection for you.

From the macro-economic factors such as the performance of the capital markets to the micro-economic reality of the restricted availability of small business credit, Cyberlux, like many small companies, has had to focus in the last year on its core business opportunities and the long-term growth and prosperity of the Company, sometimes at the expense of the Company’s short-term objectives.

In this business environment, Cyberlux Management has focused the company on our patented LED technology, our proprietary knowledge and our product development and manufacturing capability. In the existing Department of Defense (DoD) and Homeland Security/First Responder channels, Management has significantly changed our model from competing as the prime contractor for DoD contracts. In January, we transformed our Go-to-Market strategy from competing as a prime contractor to being the supplier who supports existing prime contractors and existing contracts. In addition, Management has also significantly changed our retail product strategy to become the product innovator and supplier to large existing retail marketing companies that have the scale and capability to bring a product to market world-wide.

These Go-to-Market strategy changes are significant and have far-reaching implications for how Cyberlux Corporation creates value in the marketplace, how the business scales and grows, how brand equity is created and how the value in the underlying equity of the company grows. In the past, Cyberlux Corporation was competing on a very large, very sophisticated playing field against companies that were either better positioned or better capitalized to secure contracts and large purchase commitments.

In fact, Cyberlux found itself in this very position with the United States Air Force (USAF) contract. Despite having developed the best products directly with the USAF customer, the contract was awarded to another company who underbid us and, to our knowledge, did not have a real product in market at the time of the award. This was a significant setback which Management appealed to the USAF, then to the Government Accountability Office (GAO) and the situation is still unresolved and Cyberlux may ultimately seek legal damages as events present an opportunity to do so. Nonetheless, the USAF contract battle was a clear indication that a Go-to-Market strategy shift was not only necessary but fundamentally required, where Cyberlux would serve those companies with existing contracts as an OEM supplier and sub-contractor rather than compete in an arena where we cannot win.

Cyberlux Corporation has continued to make hard-fought progress in the marketplace, which has required some drastic measures appropriate for the times and the circumstances, but, nonetheless progress has been made towards the Company’s sustainability and future growth. On the cost control side, Management has reduced all non-essential personnel, cut all available operating costs and asked the senior management team, beginning in 3Q 2008, to defer compensation until the Company is in a good operating condition. This has resulted in a reduction of true operating expense of over 75% this year. Management is continuing the very difficult task for aligning expense to revenue, and the Company should be well positioned to take advantage of our new cost structure as we make revenue gains going forward.

Remarkably, the Company has introduced five new, very exciting product families in order to expand our military and commercial product offerings, despite the cost reduction initiatives. In the first six months of 2009, Cyberlux launched the Portable Shelter Lighting products for tents and portable structures, the Outdoor Overhead and Outdoor Area Lighting products for municipal and military street lighting opportunities, the ArcLight LED products to address the traditional fluorescent lighting replacement opportunities, the BrightEye Solar-powered Trailer-mounted Lighting System for the DoD ‘green’ initiatives, and the WhiteEye product as a white light version of the BrightEye for lower cost tactical lighting needs.

With the Company’s change in strategy, these new products and the existing products, are being offered to prime contractors and companies with existing contracts that contain lighting requirements. The OEM LED lighting market is approximately $2 billion per year, and our products represent a market opportunity of approximately $400M. If we capture a realistic market share of 1% to 3%, we would experience a rational level of growth. Management is beginning to see results that will be forthcoming over the next two quarters of performance.

Management believes these changes in Cyberlux strategy will accelerate the growth of the Company, driving Cyberlux into a sustainable, fully operating company with important customers who have ongoing needs for our products. This process is challenging, requiring significant effort and creative problem solving from every Cyberlux employee. As Cyberlux begins to grow again, the Company is committed to excellence with a vigilant focus on quality and execution, where every commitment we make is also a commitment we make to excellence. There is no shortcut; there is only consistent, day-in and day-out action, where excellence is achieved through the constant ‘whatever it takes’ effort the Cyberlux employees make across our engineering, sales, marketing, manufacturing, accounting, legal and management functions.

Results of Operations

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

REVENUES

Revenues for the nine months ended September 30, 2009 were $53,254 as compared to $401,162 for the same period last year.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2009 were $1,643,705 as compared to $2,912,426 for the same period ended September 30, 2008. Included in the nine months ended September 30, 2009 were $26,064 in expenses for research & development. This compares to $1,386 the nine months ended September 30, 2008..

We reported an unrealized gain for the change in fair value or warrants and debt derivatives of $10,028,023 as compared to a loss of $3,032,859 for the same period last year. Although the change of $13,004,882 is unrelated to our operating activities, the decrease in included in our reported net gain.

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

REVENUES

Revenues for the three months ended September 30, 2009 were $7,157 as compared to $69,256 for the same period last year.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2009 were $491,071 as compared to $1,357,843  for the same period ended September 30, 2008.

We reported an unrealized gain for the change in fair value or warrants and debt derivatives of $4,676,309 as compared to a gain of $2,754,714 for the same period last year. Although the change of $1,921,595 is unrelated to our operating activities, the increase is included in our reported net gain.

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

Liquidity and Capital Resources

As of September 30, 2009, we had a working capital deficit of $12,427,533. This compares to a working capital deficit of $10,546,454 as of December 31, 2008. Accrued interest on notes payable was $2,856,735 compared to accrued interest of $2,438,682 as December 31, 2008. Accounts payable as of September 30, 2009 were $1,790,107 and compares to $1,239,145 as compared to December 31, 2008. As a result of our operating losses for the nine months ended September 30, 2009, we generated a cash flow deficit of $405,559 from operating activities. Cash flows provided by investing activities was $0 for the nine months ended September 30, 2009. Cash flows from financing activities provided $406,324 primarily from the sale of stock for the nine months ended September 30, 2009.

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

Our independent certified public accountant has stated in their report included in our December 31, 2008, Form 10-KSB that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

ITEM 3.

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Report and in accordance with Item 307 of Regulation S-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

(b)

Changes in Internal Control Over Financial Reporting

During the three month period ended September 30, 2009, there were no changes to our internal control over financial reporting, other than the remediation of a pre-existing material weakness identified above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 13, 2007, Britannia Law Office commenced an action against us and our President, Mark D. Schmidt, in the General Court of Justice, Superior Court Division, Durham County. North Carolina, alleging breach of contract, additional payments due under contract, unjust enrichment, fraud and unfair trade practices arising out of a consultant agreement.    On August 10, 2009, the Court granted Summary Judgment in favor of Britannia Law Office in the amount of $34,000..

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On August 5, 2009, we issued 4,000,000 shares of our common stock to Scott Elliott for $4,800 in services.

On August 7, 20009, we issued 95,000,000 shares of our common stock to St. George Investments, LLC pursuant to a warrant purchase agreement.

On August 10, 2009, we issued 3,850,000 shares of Series B Convertible Preferred share (“Series B shares”) to management.

On August 24, 2009, we issued 30,000,000 shares of our common stock to St. George Investments, LLC pursuant to a warrant purchase agreement.

On September 16, 2009, we issued 57,777,778 shares of our common stock to Barclay Lyon, LLC pursuant to a deferred purchase and assignment agreement.

On September 16, 2009, we issued 57,777,778 shares of our common stock to War Chest Capital Multi Strategy, LLC pursuant to a purchase and assignment agreement.

On September 21, 2009, we issued 4,000,000 shares of our common stock to Scott Elliott for $3,200 in services.

On September 30, 2009, we issued 100,000,000 shares of our common stock to St. George Investments, LLC pursuant to a warrant purchase agreement.

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

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

Subsequent Events.

On October 12, 2009, we issued 86,666,667 shares of our common stock to Barclay Lyons, LLC pursuant to a deferred purchase and assignment agreement.

On October 12, 2009, we issued 86,666,667 shares of our common stock to War Chest Capital Multi Strategy, LLC pursuant to a purchase and assignment agreement.

On October 14, 2009, we issued 110,000,000 shares of our common stock to St. George Investments, LLC pursuant to a warrant purchase agreement.

On October 22, 2009, we issued 110,000,000 shares of our common stock to St. George Investments, LLC pursuant to a warrant purchase agreement.

On October 28, 2009, we issued 86,666,667 shares of our common stock to Barclay Lyons, LLC pursuant to a deferred purchase and assignment agreement.

On October 28, 2009, we issued 86,666,667 shares of our common stock to War Chest Capital Multi Strategy, LLC pursuant to a purchase and assignment agreement.

On November 2, 2009, we issued 84,503,674 shares of our common stock to management which were residual shares that were registered pursuant to a Form S-8 Registration Statement.

On November 5, 2009, we issued 107,000,000 shares of our common stock to St. George Investments, LLC pursuant to a warrant purchase agreement.

On November 10, 2009, we announced that our revenue backlog had reached its highest level for all of 2009. We posted $228,421 in order backlog for the week ending November 6, 2009.

This order backlog includes new OEM orders for our portable shelter lighting systems, OEM orders for BrightEye systems, United States Air Force orders for BrightEye 10 Meter Tower Systems and National Guard orders for BrightEye Dual Lighthead Systems.

Over the past year, we varied our sales strategy, no longer competing as a prime contractor, but rather becoming the supporting supplier of existing prime contractors and open contracts. Additionally, we significantly changed our product strategy to focus on innovative products that can fulfill market opportunities through companies where the scale and capability to sell products world-wide already exists. While still in its infancy stages, the current order backlog is a leading indicator that these strategy changes are showing definite signs of progress.

Our OEM products include general lighting products for buildings, offices and retail applications. Our military-grade products include visible and night-vision compatible illumination systems for general mission tactical lighting, force protection, maintenance lighting, expeditionary base protection, disaster first responders, and high-intensity lighting applications, and are available through the General Services Administration (GSA) Federal Supply Schedule 56 for Specialty Lighting products under Cyberlux GSA Contract GS-07F-9409S.

On November 12, 2009, we issued 125,000,000 shares of our common stock to Barclay Lyons, LLC pursuant to a deferred purchase and assignment agreement.

On November 12, 2009, we issued 125,000,000 shares of our common stock to War Chest Capital Multi Strategy, LLC pursuant to a purchase and assignment agreement.

On November 12, 2009, we issued 109,000,000 shares of our common stock to St. George Investments, LLC pursuant to a warrant purchase agreement.

On November 19, 2009, we issued 146,000,000 shares of our common stock to St. George Investments, LLC pursuant to a warrant purchase agreement.

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

CYBERLUX CORPORATION

Date: November 23, 2009	By:	/s/ MARK D. SCHMIDT
Mark D. Schmidt Chief Executive Officer (Principal Executive Officer)

Date: November 23, 2009	By:	/s/ DAVID D. DOWNING
David D. Downing Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)