Form 10-K
period 2009-12-31
CYBERLUX CORP
filed 2010-05-10
CIK 1138169

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☑          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Yes ☐   No  ☑  Delinquent filers are disclosed herein.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non- accelerated filer, or a small reporting company.

☐	Large accelerated filer	☐	Non-accelerated filer	☐	Accelerated filer	☐	Smaller reporting company

Total revenues for Fiscal Year 2009 were $_121,892, with an unfulfilled order backlog of $203,639.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low price on May 5, 2010, was $1,509,579.

As of May 5, 2010 there were  15,095,789,033 shares of issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No☑

CYBERLUX CORPORATION ANNUAL REPORT ON FORM 10-K For the Fiscal Year Ended December 31, 2009 TABLE OF CONTENTS
PART I		Page
Item 1. Item 2. Item 3. Item 4.	Business Properties Legal Proceedings Submission of Matters to a Vote of Security Holders	4 5 5 5
PART II
Item 5. Item 6. Item 7. Item 8. Item8A(T.) Item 8B.
Market for Registrant’s Common Equity and Related Stockholder Matters
Management’s Discussion and Analysis of Financial Condition and Results Of Operations
Financial Statements…
Changes in and Disagreements with Accountants on Auditing and Financial Disclosure
Controls and Procedures.
Other Information

6 10 26 54 54 55
PART III
Item 9. Item 10. Item 11. Item 12.	Directors and Executive Officers of the Registrant Executive Compensation Security Ownership of Certain Beneficial Owners and Management Certain Relationships and Related Transactions	56 59 62 64
PART IV
Item 13. Item 14.	Exhibits Principal Accountant Fees and Services	65 70

Signatures		71

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

ITEM 1 .     DESCRIPTION OF BUSINESS

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

ITEM 2.    DESCRIPTION OF PROPERTY

We maintain our principal office at 4625 Creekstone Drive, Suite 130, Research Triangle Park, Durham, North Carolina 27703. Our telephone number at that office is (919) 474-9700 and our facsimile number is (919) 474-9712.  We lease 7,472 square feet of office space. The lease expires on December 31, 2012. The monthly rent is $5,000, subject to an annual cost of living increase.  We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us. We maintain websites at www.cyberlux.com and www.luxSel.com. The information contained on those websites is not deemed to be a part of this annual report.

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

On December 11, 2009, Cyberlux Corporation reached a resolution of its litigation with the NIR Group, Ltd. and its affiliates.

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

	High($)	Low ($)
2004
First Quarter	0.53	0.19
Second Quarter	0.85	0.27
Third Quarter	0.55	0.23
Fourth Quarter	0.35	0.06

2005
First Quarter	0.07	0.02
Second Quarter	0.20	0.05
Third Quarter	0.15	0.05
Fourth Quarter	0.15	0.06

2006

First Quarter	0.12	0.06
Second Quarter	0.08	0.06
Third Quarter	0.07	0.04
Fourth Quarter	0.05	0.02

2007
First Quarter	0.04	0.01
Second Quarter	0.02	0.01
Third Quarter	0.0083	0.0021
Fourth Quarter	0.037	0.0195

2008
First Quarter	0.0215	0.021
Second Quarter	0.129	0.0048
Third Quarter	0.009	0.0021
Fourth Quarter	0.042	0.003

2009
First Quarter	0.0045	0.001
Second Quarter	0.0035	0.001
Third Quarter	0.001	0.0009
Fourth Quarter	0.0009	0.0002

2010
First Quarter	0.0004	0.0001
Second Quarter (1)	0.0002	0.0001
(1) As of May 5, 2010

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 20,000,000,000 shares of common stock, par value $.001. As of May  05, 2010, there were 15,095,789,033 shares of common stock outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of our company, the holders of common stock are entitled to share ratably in all of our assets which are legally available for distribution after payment of all debts and other liabilities and liquidation preference of any outstanding common stock. Holders of common stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Preferred Stock

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of preferred stock, $0.001 par value per share, the designation and rights of which are to be determined by our Board of Directors. Our Board of Directors has authority, without action by the shareholders, to issue all or any portion of the authorized but unissued preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series. We consider it desirable to have preferred stock available to provide increased flexibility in structuring possible future acquisitions and financing and in meeting corporate needs which may arise. If opportunities arise that would make desirable the issuance of preferred stock through either public offering or private placements, the provisions for preferred stock in our Articles of Incorporation would avoid the possible delay and expense of a shareholder's meeting, except as may be required by law or regulatory authorities. Issuance of the preferred stock could result, however, in a series of securities outstanding that will have certain preferences with respect to dividends and liquidation over the common stock which would result in dilution of the income per share and net book value of the common stock.

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

As of May 6, 2010, we had 26.9806 shares of our Series A Convertible Preferred Stock issued and outstanding. Each share is convertible into 50,000 shares of common stock. The Series A Convertible Preferred have the following designations and rights:

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

The Board of Directors, pursuant to our Articles of Incorporation and By-Laws, authorized Series B Convertible Preferred Stock which was issued to officers and directors in order to convert accrued management fees and other liabilities into shares of the Series B Preferred Stock. The Series B Convertible Preferred Stock has the following designations and rights:

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

Term:	Perpetual Preferred

Dividend:	5% per annum

Conversion:	The shares of the Series C Preferred are convertible, at the option of theholder into common shares one year from issuance.

No Voting Rights.	The holders of the Series A convertible shares have no voting rights until their shares are converted to common shares.

Common stock

Options

There are currently options outstanding that have been issued to our officers and directors to purchase 276,952,307 shares of our common stock.

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

  Recent Sales of Unregistered Securities

 On January 22, 2009, we issued to management 1,000,000 shares of our Series B Convertible Preferred stock, par value $0.001, pursuant to a stock grant.

On April 15, 2009, Messrs. Ninneman, Ringo and Schmidt returned 5,000,000. 5,000,000 and 10,000,000 shares, respectively of our Common  stock to treasury to assist the Company in its financings.

On June 5, 2009, Messrs. Ninneman, Ringo and Schmidt were issued 30,000,000 shares of our Common stock, par value $0.001, pursuant to a stock grant.

On August 10, 2009, Messrs Ringo, Ninneman, Downing, Schmidt, and Brown were issued  3,850,000 Series B Convertible Preferred stock, par value $0.001 pursuant to a stock grant.

On September 21, 2009, we issued Scott Elliott 4,000,000 million shares of our common stock for services rendered.

On October 8, 2009, we issued to management and certain key employees, 72,003,674 shares of our Series B Common stock, par value $0.001, pursuant to a stock grant.

On November 25,2009, we issued 30,000,000 of our Common Stock, par value, $001, pursuant to a debt purchase agreement.

On December 29, 2009, we issued to management 16,500,000 shares of our Series B Convertible Preferred stock, par value $0.001, pursuant to a stock grant.

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

On March 27, 2009, we announced that we had introduced two new categories of outdoor commercial-grade lighting products, the Outdoor Area Lighting and the Outdoor Overhead Lighting, that will expand our product offering to address large emerging commercial opportunities. To capture these opportunities, we have incorporated the advanced capabilities of our military-grade LED lighting technology into a general purpose lighting product line for existing Department of Defense (DoD), Federal, state and local governments and commercial customers.

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

Our Outdoor Overhead Lighting is available for general and solar street light and parking lot lighting applications and has the following operational characteristics:

Each OOL Lighthead illuminates a minimum 40’ x 40’ grid with directed light

Performs for over 50,000 hours without a lighting element replacement

System is more than 37% more energy efficiency compared to traditional lighting

Provides up to 3,000 lumens of illumination with 40 watts of 12 - 32 VDC power

Solar System Configuration: OOL Lighthead, Solar Panel Pole Set and Batteries

Up to 4 Lightheads per system (40, 80, 120, & 160 watts)

Mounting hardware kit including DC control in an outdoor rated box

Our Outdoor Area Lighting is designed as a multi-use general lighting product for broad area lighting of buildings, parking garages, outdoor easements and thruways and has the following operational characteristics:

Each OAL Lighthead illuminates a minimum 20’ x 20’ grid with directed light

Performs for over 50,000 hours without a lighting element replacement

System is more than 31% more energy efficiency compared to traditional lighting

System provides up to 4500 lumens of illumination from 69 watts of power

System operates on 120V / 69W

On March 31, 2009, we announced that we had introduced two categories of outdoor lighting products, Outdoor Area Lighting and Outdoor Overhead Lighting, that will expand our product offerings to the Department of Defense (DoD) agencies and also address large emerging commercial opportunities. To capture these opportunities, we along with Sacred Power Corporation, a leading provider of renewable energy solutions, have teamed to incorporate the advanced capabilities of our lighting with Sacred Power’s product line for existing DoD, Federal government and commercial customers. We have received an initial order from Sacred Power for both the Overhead and Area lighting, which will be incorporated in the Sacred Power solar solutions. Sacred Power, a Native American owned and operated 8(a) certified company, specializes in solar power solutions and provides innovative renewable energy technologies to the Department of Defense (DoD), Federal government and commercial marketplace.

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

From the macro-economic factors such as the performance of the capital markets to the micro-economic reality of the limited availability of small business credit, we, like many small companies, have had to focus on its core business opportunities and the long-term growth and prosperity of the Company, sometimes at the expense of the our short-term objectives.  The financial market collapse has caused all investors, no matter what the quality of the security or the investment risk involved, to re-evaluate their investment strategies and their allocation of capital.

Management has focused on our patented LED technology knowledge and our product capability in the existing Department of Defense (DoD) Agency and Homeland Security/First Responder channels, but we have significantly changed our model from competing as the prime contractor for DoD contracts to being the supplier who supports existing prime contractors and existing contracts. In addition, Management has also significantly changed our retail product strategy to become the product innovator and supplier to large existing retail marketing companies who have the scale and capability to bring a product to market world-wide.  These 'go-to-market' strategy changes are significant and have far-reaching implications for how we create value in the marketplace, how the business scales and grows, how brand equity is created and how the value in the underlying equity of the company grows.

We continue to make hard-fought progress in the marketplace.  This has required drastic measures appropriate for the times and the circumstances, but, nonetheless progress has been made towards our  sustainability and future growth. Management has reduced all non-essential personnel, cut all available operating costs and senior management has deferred compensation until we are stabilized and executing the new revenue and sales strategy.

In this business environment, our management has focused on our patented LED technology, our proprietary knowledge and our product development and manufacturing capability. In the existing Department of Defense (DoD) and Homeland Security/First Responder channels, Management has significantly changed our model from competing as the prime contractor for DoD contracts. In January, we transformed our Go-to-Market strategy from competing as a prime contractor to being the supplier who supports existing prime contractors and existing contracts. In addition, Management has also significantly changed our retail product strategy to become the product innovator and supplier to large existing retail marketing companies that have the scale and capability to bring a product to market world-wide.

These Go-to-Market strategy changes are significant and have far-reaching implications for how we create value in the marketplace, how the business scales and grows, how brand equity is created and how the value in the underlying equity of the company grows. In the past, we were competing on a very large, very sophisticated playing field against companies that were either better positioned or better capitalized to secure contracts and large purchase commitments.

In fact, we found ourselves in this very position with the United States Air Force (USAF) contract. Despite having developed the best products directly with the USAF customer, the contract was awarded to another company who underbid us and, to our knowledge, did not have a real product in market at the time of the award. This was a significant setback which we appealed to the USAF, then to the Government Accountability Office (GAO) which ultimately denied our appeal. We may ultimately seek legal damages as events present the opportunity to do so. Nonetheless, the USAF contract battle was a clear indication that a Go-to-Market strategy shift was not only necessary but fundamentally required, where we would serve those companies with existing contracts as an OEM supplier and sub-contractor rather than compete in an arena where we cannot win.

We continued to make have continued hard-fought progress in the marketplace, which has required some drastic measures appropriate for the times and the circumstances, but, nonetheless progress has been made towards the our sustainability and future growth. On the cost control side, Management has reduced all non-essential personnel, cut all available operating costs and asked the senior management team, beginning in the third quarter of 2008, to defer compensation until we are in a good operating condition. This has resulted in a reduction of true operating expense of over 75% this year. Management is continuing the very difficult task for aligning expense to revenue, and we should be well positioned to take advantage of our new cost structure as we make revenue gains going forward.

  We have introduced five new, very exciting product families in order to expand our military and commercial product offerings, despite the cost reduction initiatives. In the first six months of 2009, we launched the Portable Shelter Lighting products for tents and portable structures, the Outdoor Overhead and Outdoor Area Lighting products for municipal and military street lighting opportunities, the ArcLight LED products to address the traditional fluorescent lighting replacement opportunities, the BrightEye Solar-powered Trailer-mounted Lighting System for the DoD ‘green’ initiatives, and the WhiteEye product as a white light version of the BrightEye for lower cost tactical lighting needs.

With our change in strategy, these new products and the existing products, are being offered to prime contractors and companies with existing contracts that contain lighting requirements. The OEM LED lighting market is approximately $2 billion per year, and our products represent a market opportunity of approximately $400M. If we capture a realistic market share of 1% to 3%, we would experience a rational level of growth. Management is beginning to see results that will be forthcoming over the next two quarters of performance.

Management believes these changes in our strategy will accelerate the growth, driving us into a sustainable, fully operating company with important customers who have ongoing needs for our products. This process is challenging, requiring significant effort and creative problem solving from each of our employees. As we begin to grow again, we are committed to excellence with a vigilant focus on quality and execution, where every commitment we make is also a commitment we make to excellence. There is no shortcut; there is only consistent, day-in and day-out action, where excellence is achieved through the constant ‘whatever it takes’ effort our employees make across our engineering, sales, marketing, manufacturing, accounting, legal and management functions.

On November 10, 2009 we announced today that our revenue backlog has reached its highest level for all of 2009. We posted $228,421 in order backlog for the week ending November 6, 2009.

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

Our OEM products include general lighting products for buildings, offices and retail applications. Our military-grade products include visible and night-vision compatible illumination systems for general mission tactical lighting, force protection, maintenance lighting, expeditionary base protection, disaster first responders, and high-intensity lighting applications, and are available through General Services Administration (GSA) Federal Supply Schedule 56 under Cyberlux GSA Contract GS-07F-9409S.

           On November 24, 2009, we announced that the SP Cyberlight Solar LED Lighting System has successfully completed the Sandia National Laboratories testing protocol. The SP Cyberlight product is the solar-powered lighting system jointly developed by Cyberlux Corporation and Sacred Power Corporation for the Department of Defense (DoD) Power Surety Task Force. The Power Surety Task Force is tasked with identifying efficient energy solutions that support the Warfighter in the theater of operation, including portable solar lighting solutions for the night time security of Forward Base Operations.

Sandia National Laboratories evaluated the SP Cyberlight Solar LED Lighting System in two different modes of operation: one mode for checkpoint, access points and task lighting, and the other   for perimeter lighting for forward bases, buildings and site security. The technical evaluation of each mode of operation addressed the optical properties of the lighting, the light beam profile and map, the light pattern, intensity and balance and the battery and battery charging performance.  As part of the operational analysis, the Sandia assessment team also evaluated the product’s ease of use, the applicability of product features, the operability in expected conditions, the cost benefit and the product’s robustness.

In the overall findings published in the report, SAND2009-3730P, the Sandia assessment team concluded that the SP Cyberlight Solar LED Lighting System provides excellent lighting in the checkpoint mode of operation and site-specific task lighting uses such as construction.  The product also gained technical approval for use in the perimeter security mode for forward base and general site security. The SP Cyberlight also received high marks for the solar and battery power capability, the overall usability of the LED lighting system, the product’s portability and ruggedness, and the cost of the system when compared to other tactical lighting solutions.

Cyberlux and Sacred Power Corporation, a leading provider of renewable energy solutions, announced in October 2008 that the companies had entered into a teaming agreement to jointly develop the SP Cyberlight LED Lighting System product by incorporating the advanced capabilities of Cyberlux lighting and Sacred Power’s advanced solar power technology in order to deliver the solar-powered LED lighting solution as commissioned by the Power Surety Task Force. Sacred Power, a Native American owned and operated 8(a) certified company, specializes in solar power solutions and innovative renewable energy technologies and has significant government and military experience in the design and delivery of telecommunication, power generation and electrification projects.

The SP Cyberlight Solar LED Lighting System, now complete with the Sandia testing process, is being further evaluated at the Army’s National Training Center (NTC) located at Ft. Irwin, California. Reports from the NTC indicate that the systems will be shipped to Afghanistan for “in theater” demonstration purposes in preparation for requirements determination and ultimate procurement.

The SP Cyberlight LED Lighting System is built upon the patented and patent-pending technology behind the Cyberlux Tactical Illumination Systems. These LED lighting systems provide mission-critical visible and night-vision compatible lighting that use advanced optics, advanced solid-state lighting technology and advanced light-weight battery power, all contained in easily transportable cases. Cyberlux Tactical Illumination Systems provide broad area visible white lighting and night-vision compatible IR lighting capable of operating all night on battery power, qualities not available in traditional lighting systems. The U.S. Patent Office has awarded patent protection for 50 claims contained within the Company’s Portable Light Device patents, which provide Cyberlux with thorough patent protection for its lighting products and any future products developed on this patent foundation.

On December 18, 2009, we announced today that we had completed the production and shipment of ten Portable Shelter Lighting Systems for an exclusive Department of Defense (DoD)  order for a multi-national OEM customer.  Introduced earlier this year, our Portable Shelter Lighting System is designed to replace the existing fluorescent lighting used in all free-standing field shelters, ranging from personnel tents to command and control complexes.

Our Portable Shelter Lighting (PSL) products deliver the most energy efficient white and red LED lighting available for portable shelter illumination. Designed to provide ideal light dispersion and illumination for the portable shelter environment, we engineered the PSL configuration to flexibly illuminate any shelter size and scale, all powered by either AC or DC power, including DC solar power if available.  These PSL products expand  our OEM product offerings to the DoD supplier marketplace and address the significant fluorescent lighting technology transition.

On December 21, 2009, we announced today that we had formally entered into a supplier agreement with Spectrum Brands to deliver six products for its Rayovac trade name, two of which are for immediate delivery for orders that Spectrum Brands has procured.  We will supply Rayovac with our existing LED lighting products, as well as LED products exclusively designed for the Rayovac brand itself.  The various product lines will encompass technology previously designed by our intellectual property owned or licensed by Cyberlux and new proprietary designs that Rayovac will have exclusivity to, but will be owned by Cyberlux.

On July 21st, Cyberlux entered into negotiations with Spectrum Brands regarding various LED products that Cyberlux had already developed and patented as well as had substantial intellectual property and patent rights for.  The design of new LED products exclusively for the Rayovac brand was discussed as well.

Intellectual Property

The following summarizes the patent and trademark holding of Cyberlux Corporation.

 Cyberlux Corporation is the registered owner of the CYBERLUX® mark for lighting products, namely, diodal illuminators.  Trademark applications are pending for the CAMPLIGHT™, FOCALBRIGHT™, RELIABRIGHT™, SENSORBRIGHT™, RELYON™, FOCUSON™, EVERON™, BRIGHTEYE™, WATCHDOG™, LUMENOPTIC™ and KEON™ marks.  The above marks are registered under International Goods and Services Class 9 (Electrical and Scientific Apparatus), Class 11 (Environmental Control Apparatus), or both.

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

Critical Accounting Policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

o stock-based compensation;

o revenue recognition; and

o derivatives

Stock-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification ASC 718 "Compensation - Stock Compensation" (revised 2004), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". ASC 718 supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends ASC 230, "Statement of Cash Flows". Generally, that approach in ASC 718 is similar to the approach described in Statement 123. However, ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Accounting Standards Codification 718. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with ASC 718 and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented ASC 718 on January 1, 2006 using the modified prospective method. The fair value of each option grant issued after January 1, 2006 was determined as of grant date, utilizing the Black-Scholes option pricing model. The amortization of each option grant will be over the remainder of the vesting period of each option grant.

Revenue Recognition

Revenues are recognized in the period that products are provided.  For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification 605"Revenue Recognition SEC Staff Accounting Bulletin 13". ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2009 and December 31, 2008, the Company did not have any deferred revenue.

ASC 605 incorporates Accounting Standards Codification 605-25 "Revenue Recognition - Multiple Element Arrangement". ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing ASC 605-25 on the Company’s financial position and results of operations was not significant.

RESULTS OF OPERATIONS

Results of Operations for the Years Ended December 31, 2009 and 2008 Compared.

Revenues for the year ended December 31, 2009 were $121,892.  This compares to revenues of $639,529 for the year ended December 31, 2008.

Cost of goods sold were $105,082  for 2009 compared with $405,929 for 2008.

Operating expenses for the year ended December 31, 2009 were $1,923,929compared with $5,380,931 for the year ended December 31, 2008.  Included in expenses for 2009 was $101,832 for consulting services compared with $517,915 for the previous year.

Interest expense for 2009 was $1,319,442 compared to $2,419,691 for 2008.  Included in interest expense for 2009 is $721,005 which was booked to recognize the imbedded beneficial conversion feature of the $4,500,000 convertible notes payable entered into during the 3rd and 4th quarters of  2004, 2005 and 2006.

The net profit realized for 2009 was $18,640,748, or  $.01 per share on an average of  1,523,296,304 shares outstanding and compares to net loss of 10,897,982, or $.03 per share on an average of 643,052,419 shares outstanding for the year 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had a working capital deficit of $(14,062,174). As a result of our operating losses for the year ended December 31. 2009, we generated a cash flow deficit of $(3,348,389) from operating activities. Cash flows generated through investing activities was  during the year ended December 31, 2009. Cash used in financing activities was $(3,342,670.

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

Our independent certified public accountant has stated in their report, dated as of  May 6, 2010, that we have incurred operating losses, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Capital Resources

On January 8, 2009, we issued 55,529,412 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant.

On  January 20, 2009,  we borrowed an aggregate of $28,000 from Ayuda Funding Corp. In conjunction with the borrowing, we issued a total of 25,000,000 of our common stock.

On February 12, 2009, we borrowed an aggregate of $21,000 from Ayuda Funding Corp. In conjunction with the borrowing, we issued a total of 25,000,000 of our common stock.

On March 31, 2009, we borrowed an aggregate of $26,250 from Ayuda Funding Corp. In conjunction with the borrowing, we issued a total of 25,000,000 of our common stock.

On April 28, 2009, we borrowed an aggregate of $22,750 from Ayuda Funding Corp. In conjunction with the borrowing, we issued a total of 25,000,000 of our common stock.

On May 12, 2009, we borrowed an aggregate of $70,000 from Ayuda Funding Corp. In conjunction with the borrowing, we issued a total of 50,000,000 shares of our common stock.

On May 21,2009, we issued 76,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant.

On June 1, 2009, we borrowed an aggregate of $59,500 from Ayuda Funding Corp. In conjunction with the borrowing, we issued a total of 50,000,000 of our common stock.

On June 25, 2009, we issued 70,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant.

On August 7, 2009, we issued 95,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant.

On August 24, 2009, we issued 30,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant.

On September 16, 2009, we received $25,000 , from Barclay Lyons, LLC.  In conjunction with debt purchase agreement, we issued at total of 57,777,778 shares of our common stock.

On September 16, 2009, we received $25,000, from War Chest Capital Multi Strategy Fund, LLC. (“War Chest”).  In conjunction with debt purchase agreement, we issued at total of 57,777,778 shares of our common stock.

On September 30, 2009, we issued 100,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant.

On October 12, 2009, we received $25,000, from Barclay Lyons, LLC.  In conjunction with debt purchase agreement, we issued at total of 86,666,667 shares of our common stock.

On October 12, 2009, we received $25,000, from War Chest.  In conjunction with debt purchase agreement, we issued at total of 86,666,667 shares of our common stock.

On October 14, 2009, we issued 110,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant.

On October 22, 2009, we issued 100,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant.

On October 28, 2009, we received $25,000 from Barclay Lyons, LLC.  In conjunction with debt purchase agreement, we issued at total of 86,666,667 shares of our common stock.

On October 28, 2009, we received $25,000 from War Chest In conjunction with debt purchase agreement, we issued at total of 86,666,667 shares of our common stock.

On October 28, 2009, we issued 125,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant.

On November 5, 2009, we issued 107,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant.

On November 12, 2009, we received $25,000 from Barclay Lyons, LLC.  In conjunction with debt purchase agreement, we issued at total of 125,000,000 shares of our common stock.

On November 12, 2009, , we received $25,000 from War Chest, LLC.  In conjunction with debt purchase agreement, we issued at total of 125,000,000 shares of our common stock.

On November 12, 2009, we issued 109,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant.

On November 19, 2009, we issued 146,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant.

On November 30, 2009, we issued 120,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant.

On December 3, 2009, we issued 150,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant.

On December 10, 2009, we received $16,667 from Barclay Lyons, LLC.  In conjunction with debt purchase agreement, we issued at total of 166,666,667  shares of our common stock.

On December 10, 2009, we received $15,667 from War Chest.  In conjunction with debt purchase agreement, we issued at total of 166,666,667  shares of our common stock.

On December 11, 2009, 100,000,000 shares of our common stock was deposited in a AJW NIR escrow fund in conjunction with settlement of a law suit.

On December 11, 2009, we issued 170,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant.

On December 17, 2009, we issued the following shares of our common stock to the following entities pursuant to a settlement agreement: AJW Master Fund II, LTD., 5,973,000 shares; AJW Master Fund, LTD, 1,633,500 shares: AJW Offshore II, LTD, 68,970,000 shares: AJW Offshore LTD X, 24,964,500 shares; AJW Partners II, LLC, 15,295,000 shares; AJW Partners, LLC, 544,500; AJW Qualified Partners II, LLC, 40,903,500 shares; AJW Qualified Partners, LLC X, 4,141,500 shares; New Millennium Capital Partners III, 2,590,500 shares.

On December 21, 2009, we issued 275,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant.

On December 24, 2009, we issued 200,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant.

On December 28, 2009, we received $16,147 from Barclay Lyons, LLC.  In conjunction with debt purchase agreement, we issued at total of 166,666,667  shares of our common stock.

On December 28, 2009, we received $16,147 from War Chest LLC.  In conjunction with debt purchase agreement, we issued at total of 166,666,667  shares of our common stock.

We will still need additional investments in order to continue operations.

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

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  See Note 14 for disclosures regarding our subsequent events.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

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

Risks Relating to Our Business:

We Have a History Of Losses Which May Continue, Which May Negatively Impact Our Ability to Achieve Our Business Objectives.

We incurred a net profit of $18,640,748 for the year ended December 31, 2009 compared to a net loss of 10,897,982 for the year ended December 31, 2008. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

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

In their report dated May 6, 2010, our independent auditors stated that our financial statements for the year ended December 31, 2009 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of accumulated losses for the year ended December 31, 2009 in the amount of $33,769,973 . Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

On October 10, 2007, we issued 3,650,000 shares of Series B Convertible Preferred Stock (“Series B stock”) to our officers and directors which are convertible into 36,500,000 shares of common stock and, in the aggregate, have the right to cast 365,000,000 million votes in any vote by our shareholders. On January 22, 2009, we issued 1,000,000 additional shares of Series B stock to our officers and directors. Combined with the number of shares of common stock held by our officers and directors, they have the right to cast approximately 56% of all votes by our shareholders.  As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:

o           election of our board of directors;
o           removal of any of our directors;
o           amendment of our certificate of incorporation or bylaws; and
o           adoption of measures that could delay or prevent a change in control or impede a merger, takeove or other business combination involving us.

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
DECEMBER 31, 2009 AND 2008

FORMING A PART OF ANNUAL REPORT
PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

CYBERLUX CORPORATION

 Turner, Jones & Associates, PLLC
Certified Public Accountants
108 Center Street, North, 2nd Floor
Vienna, Virginia 22180-5712
(703) 242-6500

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cyberlux Corporation and Subsidiaries
4625 Creekstone Drive, Suite 130
Research Triangle Park
Durham, NC 27703

We have audited the accompanying consolidated balance sheets of Cyberlux Corporation and subsidiaries as of December 31, 2009 and December 31, 2008 and the related consolidated statements of income, stockholders' equity and cash flows for year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cyberlux Corporation and subsidiaries as of December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Vienna, Virginia
May 6, 2010

s/s Turner, Jones & Associates, PLLC

Turner, Jones & Associates, PLLC

CYBERLUX CORPORATION
CONDENSED BALANCE SHEET
AS OF DECEMBER 31

	2009	2008
Assets

Current assets:

Cash & cash equivalents	$24,951	$19,233
Investment - restricted use	23,413	25,511
Accounts Receivable, Allowance for Doubtful Accounts of $7,760 and $7,760, respectively	72,146	249,924
Inventory	32,082	53,202
Other current assets	-	32,198

Total current assets	152,592	380,068

Property, plant and equipment, net of accumulated
depreciation of $109,223 and $91,408 respectively	31,175	48,990

Other Assets:

Patents, net of accumulated amortization and impairment of $3,974,974 and $2,750,007, respectively	-	931,217

Total Assets	$183,767	$1,360,275

Liabilities and Deficiency in Stockholders' Equity

Current liabilities:

Cash overdraft	-	$86
Accounts payable	3,527,038	1,299,145
Accrued liabilities	3,631,966	3,425,885
Short-term notes payable, related parties	1,372,311	402,823
Short-term notes payable, non-related parties	5,225,549	4,838,072

Warrants payable	457,902	935,000

Total current liabilities	14,214,766	10,901,012

Long-term liabilities:

Notes payable
Derivative liability relating to convertible debentures	-	24,384,586
Warrant liability relating to convertible debentures	9,976	255,042

Total long-term liabilities	9,976	24,639,628

Deficiency Stockholders' equity:

Class A Preferred, $5,000 par value, 100,000,000 shares authorized 26.9806 and 26.9806 shares issued and
outstanding as of December 31, 2009 and December 31, 2008 respectively	134,900	134,900

Class B Preferred, $0.001 par value, 100,000,000 shares authorized, 25,000,000 and 3,650,000 shares issued and
outstanding as of December 31, 2009 and December 31, 2008 respectively	25,000	3,650

Class C Preferred, $0.001 par value, 700,000 shares authorized, 150,000 and 150,000 shares issued and
outstanding as of December, 2009 and December 31, 2008 respectively	150	150

Common stock, $0.001 par value, 20,000,000,000 shares
authorized, 4,816,864,598 and 814,426,120 shares issued
and outstanding as of December 31, 2009 and December 31,
2008 respectively	4,816,865	814,426

Additional paid-in capital	14,752,084	17,277,230
Accumulated deficit	(33,769,973)	(52,410,721)

Deficiency in stockholders' equity	(14,175,875)	(34,180,365)

Total liabilities and (deficiency) in stockholders' equity	$183,767	$1,360,275

The accompanying notes are an integral part of these financial statements.

CYBERLUX CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008

	2009	2008

Revenue	$121,892	$639,529

Cost of goods sold	(105,082)	(405,929)

Gross margin (loss)	16,810	233,600

Operating Expenses:

Depreciation	17,815	25,617
Research and development	43,115	3,582
General and administrative expenses	1,862,998	3,703,513

Total operating expenses	1,923,929	3,732,712

(Loss) from operations	(1,907,119)	(3,499,112)

Other income/(expense)

Unrealized (loss) relating to adjustment of derivative and
warrant liability to fair value of underlying securities	-	(2,795,469)
Gain on debt conversion	22,632,138
Impairment Loss	(744,974)	(1,698,229)
Interest income	775	1,111
Interest expense	(1,319,442)	(2,794,691)
Debt acquisition costs	(12,100)	(536,602)
Loss on sale of Treasury Stock	(8,000)	-
Total other income/(expense)	20,548,397	(5,750,651)
Net income/(loss) before provision for income taxes
and preferred dividend	18,641,278	(11,322,912)

Income taxes (benefit)	530	490

Net income/(loss) available to common stockholders	$18,640,748	$(11,323,912)

Weighted average number of common shares
outstanding, basic	1,523,296,304	643,052,619

Net income/(loss) per share - basic	$0.01	$(0.02)

Weighted average number of common shares
outstanding, diluted	1,746,841,948	N/A

Net income/(loss) per share - diluted	$0.01	N/A

The accompanying notes are an integral part of these financial statements.

CYBERLUX CORPORATION
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit		Total
Balance, December 31, 2007	3,650,000	$3,650.0	150,000	$150	552,342,881	$552,343	$-	$15,286,709	$(41,087,239)		$(25,244,387)
Common stock issued in January 2008 in connection with conversion of preferred stock, Class A	-	-	-	-	100,000	100	-	9,900	-		10,000

Common stock issued in February 2008 for services rendered at $0.023 per share	-	-	-	-	100,000	100	-	2,200	-		2,300

Common stock issued in conjunction with the issuance of debt	-	-	-	-	14,263,300	14,263	-	370,845	-		385,108

Beneficial conversion feature	-	-	-	-	-	-	-	184,736	-		184,736

Sale of common stock	-	-	-	-	126,212,123	126,212	-	549,548	-		675,760

Common stock issued in settlement of debt	-	-	-	-	6,971,116	6,971		55,769			62,740

Common stock issued for services rendered	-	-	-	-	114,436,700	114,437	-	817,523	-		931,960

Net loss	-	-	-	-	-	-	-	-	(11,273,482)		(11,323,482)
Balance, December 31, 2008	3,650,000	$3,650	150,000	$150	$814,426,120	$814,426	$-	$17,277,230	$(52,410,721	) )	$(34,265,264)

The accompanying notes are an integral part of these consolidated financial statements.

CYBERLUX CORPORATION
STATEMENT OF DEFICIENCY IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Class B Preferred		Class C Preferred					Additional
		Stock		Stock	Common	Stock	Subscription	Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Total
Balance, December 31, 2008	3,650,000	$3,650	150,000	$150	814,426,120	$814,426	$-	$17,277,230	$(52,410,721)	$(34,315,264)
Preferred stock issued in January 2009 for compensation	1,000,000	1,000	-	-	-	-	-	17,000	-	18,000

Preferred stock issued in August 2009 for compensation	3,850,000	3,850	-	-	-	-	-	30,800	-	34,650

Preferred stock issued in August 2009 for compensation	16,500,000	16,500	-	-	-	-	-	49,500	-	66,000

Common stock issued in conjunction with warrant conversion	-	-	-	-	2,038,529,412	2,038,529	-	(1,306,212)	-	732,317

Common stock issued as compensation	-	-	-	-	82,003,674	82,004	-	(33,002)	-	49,002

Sale of common stock	-	-	-	-	1,578,888,892	1,578,889	-	(1,082,720)	-	496,169

Common stock issued in settlement of debt	-	-	-	-	265,016,500	265,017	-	(185,512)	-	79,505

Common stock issued for services rendered	-	-	-	-	38,000,000	38,000	-	(15,000)	-	23,000

Net loss	-	-	-	-	-	-	-	-	18,640,748	18,640,748
Balance, December 31, 2009	25,000,000	$25,000	150,000	$150	4,816,864,598	$4,816,865	$-	$17,277,230	$(33,769,973)	$(14,175,875)

The accompanying notes are an integral part of these consolidated financial statements.

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED DECEMBER 31

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to common stockholders	$18,640,748	$(11,323,481)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation	17,815	25,617
Amorization	186,244	525,889
Impairment loss	744,974	1,698,229
Common stock issued in connection issuance of debt	889,072	385,108
Common stock issued in connection for services rendered	51,042	941,000
Series B preferred stock issued for services rendered	118,650	-
Beneficial conversion feature relating to convertible debenture	-	619,736
Accretion of convertible notes payable	-	1,569,697
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	(25,106,750)	2,795,469
(Increase) decrease in:
Accounts receivable	177,778	(172,109)
Inventories	21,120	104,177
Prepaid expenses and other assets	34,296	(23,309)
Increase (decrease) in:
Cash overdraft	-	67,935
Accounts payable	2,227,893	561,607
Accrued liabilities	206,081	1,080,752
Net cash (used in) operating activities	(1,791,038)	(1,184,710)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance/(redemption) of convertible debentures	(4,645,207)	525,000
Proceeds from sale of common stock	439,791	675,760
Net proceeds (payments) from borrowing on long term basis	5,032,684	(3,202)
Net proceeds (payments) to notes payable, related parties	969,488	5,759
Net cash provided by financing activities:	1,796,756	1,203,317

Net increase in cash and cash equivalents	5,719	18,607
Cash and cash equivalents at beginning of period	19,233	626
Cash and cash equivalents at end of period	$24,952	$19,233

Supplemental disclosures:
Interest Paid	$30,029	$7,277
Income Taxes Paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) loss in adjustment of derivative and warrant liability to fair value of underlying securities	$(25,106,750)	$2,795,469
Series B preferred stock issued for services rendered	$118,650	$-
Common stock issued for services rendered	$51,042	$941,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE A-SUMMARY OF ACCOUNTING POLICIES

General

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows:

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. The Company develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of December 31, 2009, the Company has accumulated losses of $33,769,973.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

Revenue Recognition

Revenues are recognized in the period that products are provided. For revenue from product sales, the Company recognizes revenue in accordance with FASB Accounting Standards Codification 605, REVENUE RECOGNITION SEC STAFF ACCOUNTING BULLETIN TOPIC 13". ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2009 and 8 the Company did not have any deferred revenue.

ASC 605 incorporates Accounting Standards Codification 605-25, REVENUE  RECOGNITION MULTIPLE ELEMENT ARRANGEMENTS.  ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s financial position and results of operations was not significant.

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

Foreign Currency Translation

The Company translates the foreign currency financial statements in accordance with the requirements of Accounting Standards Codification 830, "Foreign Currency Matters." Assets and liabilities are translated at current exchange rates, and related revenue and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a separate component in stockholders' equity. Foreign currency translation gains and losses are included in the statement of operations.

Accounts Receivables

Accounts Receivable are shown at December 31, 2009 and December 31, 2008 net of Allowance for Doubtful Accounts in the amounts of $72,146 and $249,924. Our policy is to provide an allowance when an Account becomes greater than 90 days past due. An account is charged off when it is determined by management to be uncollectible.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

The Company presently utilizes the services of Prestige Capital to provide financing for our Accounts Receivable invoices. Prestige Capital advances seventy-five percent (75%) of the face value of the invoices submitted by the Company to Prestige Capital for financing. Prestige Capital holds in reserve the remaining twenty-five percent (25%) of the invoice value until the invoice is paid by the invoiced company to Prestige. Provided that there are no outstanding charge-backs or disputes, Prestige pays the reserve amount, less any financing fees due Prestige, on the Friday following the week in which the invoice is collected by Prestige from the Company receiving the invoice from the Company.

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

Components of inventories as of December 31, 2009 and 2008 are as follows:

	2009	2008
Component parts	$27,000	$34,631
Finished goods	48,415	61,903
	75,415	96,534
Less: allowance for obsolete inventory	(43,333)	(43,333)
	$32,082	$53,202

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
Depreciation expense totaled $17,815and $25,617 for the years ended December 31, 2009 and 2008, respectively.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Accounting Standards Codification 730 "Research and Development". Under ASC 730, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company expenditures were $43,115 and $3,582 on research and product development for the year ended December 31, 2009 and 2008, respectively.

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Impairment of long lived assets

The Company has adopted Accounting Standards Codification 360 "Property, Plant and Equipment". The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undercounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Fair Values

On January 1, 2008, the Company adopted Accounting Standards Codification 820, “Fair Value Measurements and Disclosures”. ASC 820 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The effective date for ASC 820 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) was the first quarter of 2009. The adoption of ASC 820 did not have a material impact on the Company’s financial position or operations.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At December 31, 2009 and 2008, allowance for doubtful receivable was $7,760 and $7,760, respectively.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Stock based compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification 718 "Compensation-Stock Compensation". ASC 718 supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends ASC 95, "Statement of Cash Flows". ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in ASC 718. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with ASC 718 and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented ASC 718 on January 1, 2006 using the modified prospective method. The fair value of each option grant issued after January 1, 2006 was determined as of grant date, utilizing the Black-Scholes option pricing model. The amortization of each option grant will be over the remainder of the vesting period of each option grant.

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

Segment reporting

The Company follows Accounting Standards Codification 280 "Segment Reporting". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows Accounting Standards Codification 740 "Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability during each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse

At December 31, 2009, the Company has available for federal income tax purposes a net operating loss carryforward of approximately $20,000,000, expiring and different stages through the year 2029, that may be used to offset future taxable income. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earnings history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company's ownership, the future use of its existing net operating losses may be limited.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Income taxes (continued)

Non current:
Net operating loss carry forward	$20,000,000

Valuation allowance	(20,000,000)
Net deferred tax asset	$—

Patents

The Company acquired in December 2006, for $2,294,000, and January 2007, for $1,387,000, patents in conjunction with the acquisitions of SPE Technologies, Inc and Hybrid Lighting Technologies, Inc, respectively. The patents have an estimated useful life of 7 years. Accordingly, the Company recorded an amortization charge to current period earnings of $186,243 and $186,243 for the years ended December 31, 2009 and 2008, respectively. During the year 2009, the Company determined that the value of future revenue streams was not quantifiable sufficient to support the book value of the patents. Accordingly, the Company recorded an impairment expense in the amount of $744,974, thereby eliminating the value of the Patent asset. Patents are comprised of the following:

December 31, 2008:

Description	Cost	Accumulated amortization and impairments	Net carrying value at December 31, 2007
Development costs	$293,750	$293,750	$-0-
Patents	2,294,224	1,646,277	648,017
Patents	1,387,000	1,103,800	283,200
Total	$3,974,974	$3,043,757	$931,218

December 31, 2009:

Description	Cost	Accumulated amortization and impairments	Net carrying value at December 31, 2008
Development costs	$293,750	$293,750	$-0-
Patents	2,294,224	2,294,224	0
Patents	1,387,000	1,387,000	0
Total	$3,974,974	$3,974,974	$0

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Comprehensive Income (Loss)

The Company adopted Accounting Standards Codification 220 "Comprehensive Income”. ASC 220 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owners sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. ASC 220 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available for sale securities.

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net profit from operations of $18,640,748 for the year ended December 31, 2009. The Company's current liabilities exceeded its current assets by $14,062,074 as of December 31, 2009.

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

Recent accounting pronouncements
Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

Effective January 1, 2008, the Company adopted FASB ASC 820-10, Fair Value Measurements and Disclosures – Overall (“ASC 820-10”) with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, Fair Value Measurements and Disclosures – Overall – Implementation Guidance and Illustrations. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, Fair Value Measurements and Disclosures – Overall – Transition and Open Effective Date Information (“ASC 820-10-65”). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company’s consolidated results of operations or financial condition.

Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s consolidated results of operations or financial condition.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE A-SUMMARY OF ACCOUNTING POLICIES (continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  See Note 14 for disclosures regarding our subsequent events.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) (“ASU 2009-13”) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s consolidated results of operations or financial condition.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE B - PROPERTY, PLANT, AND EQUIPMENT

Property, plant and equipment at December 31, 2009 and 2008 are as follows:
	2009	2008
Furniture and fixtures	$56,348	$56,348
Office and computer equipment	62,061	62,061
Leasehold improvements	21,989	21,989
Manufacturing equipment	0	103,380
	140,398	243,778
Less: accumulated depreciation	(109,223)	(194,788)
	$31,175	$48,990
During the years ended December 31, 2009 and 2008, depreciation expense charged to operations was $17,815 and $25,617, respectively.

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2009 and 2008 are as follows:

	2009	2008
Accounts payable	$3,527,038	$1,299,147
Accrued interest and liquidation damages (see Note D below)	3,006,582	2,438,682
Accrued payroll and payroll taxes	625,384	510,779
Other accrued liabilities	0	476,424
Total	$7,159,034	$4,725,032

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE D-WARRANT PAYABLE

The Company completed an equity financing with St. George Investments, LLC (SGI), an Illinois limited liability company, on March 21, 2008 for $1,500,000. The equity financing is structured as a 25% discount to market Warrant transaction that provides $500,000 in capital at closing, followed by four traunches of $250,000 each. Each $250,000 traunch is staggered at 60-day intervals commencing in six months on September 22, 2008, which is the date that shares are salable pursuant to Rule 144 upon exercise of the Warrant. The Company issued 7,500,000 shares of Common Stock to SGI in order to induce the SGI to purchase the $1,500,000 Warrant. In addition, 6,763,300 additional shares of Common Stock were issued as Performance Stock in the name of SGI to remain in their original certificated form and remain in escrow with the law firm of Anslow & Jaclin, LLP acting as escrow agent. As a provision of the Warrant Purchase Agreement, we pledged 35,736,700 shares of “Pledge Stock” to be held in escrow as a potential remedy in the event of the occurrence of certain identified “trigger events”. On June 23rd, 2008, one trigger event, the closing price of our stock, went below the identified market price of $0.012 per share, triggering the release from escrow of the 6,763,300 shares of Performance Stock and the 35,736,700 shares of “Pledge Stock”. This trigger event, as defined in the Warrant Purchase Agreement, also increased the Warrant Account by 25% of the balance, or $375,000, in exchange for the elimination of the 25% discount to market. As of December 31, 2009 the remaining Warrant Liability balance was $457,902.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE E-WARRANT LIABILITY

Total warrant liability as of December 31, 2009 and 2008 is comprised of the following:

	December 31, 2009	December 31, 2008
Fair value of warrants relating to convertible debentures	$9,976	$105,091
Fair value of other outstanding warrants	0	149,951
Total	$9,976	$255,042

Warrants were valued at the date of inception and at December 31, 2009 and 2008 using the Black Scholes Option Pricing Model.

The assumptions used at December 31, 2009 and 2008 were as follows:

	December 31, 2009	December 31, 2008
Expected volatility	242%	362%
Expected dividend yield	-0-%	-0-%
Average risk free rate	0.25% - 0.40%	0.37% - 1.55%
Expected life (a)	2.4 to 2.8 yrs	1.31 to 5.53 yrs

(a)The expected option life is based on contractual expiration dates.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE F - NOTE PAYABLE

Note payable as of December 31, 2009 and 2008, comprised of the following:

	December 31, 2009	December 31, 2008
Note payable, 24% interest per annum; due in 90 days; secured by specific accounts receivables	$-	$192,865

NOTE G - NOTES AND CONVERTIBLE NOTES PAYABLE-RELATED PARTY

Notes payable-related party is comprised of the following:

	December 31, 2009	December 31, 2008
Notes payable, 12% per annum; due on demand; unsecured	$421,759	$147,714

Notes payable, 10% per annum, due on demand; unsecured	950,552	255,109
	1,372,311	402,823
Less: current maturities:	(1,372,311)	(402,823)
Long term portion:	$-	$-

NOTE H -STOCKHOLDER'S EQUITY

Series A - Convertible Preferred stock

The Company has also authorized 100,000,000 shares of Preferred Stock, with a par value of $.001 per share.

On December 31, 2003, the Company filed a Certificate of Designation creating a Series A Convertible Preferred Stock classification for 200 shares.

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE H -STOCKHOLDER'S EQUITY (continued)

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

The holders of record of the Series A Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($5,000 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series A Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series A Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of the year ended Deember 31, 2009, $0 in dividends was accumulated.

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

Because the Series A Shares include a redemption feature that is outside of the control of the Company and the stated conversion price is subject to reset, the Company has classified the Series A Shares outside of stockholders' equity. The fair value at date of issuance was recorded outside of stockholders’ equity in the accompanying balance sheet. Dividends on the Series A Shares are reflected as a reduction of net income (loss) attributable to common stockholders.

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE H -STOCKHOLDER'S EQUITY (continued)

Series A - Convertible Preferred stock (continued)

The Company was required to record a liability relating to the detachable warrants as described in Accounting Standards Codification 815 "Derivatives and Hedging". As such
:

Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black- Scholes option pricing formula, are accrued as adjustments to the liabilities at September 30, 2009 and December 31, 2008, respectively.

The expense relating to the increase in the fair value of the Company's stock reflected in the change in the fair value of the warrants (noted above) is included as another comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company's balance sheet.

The warrants expired unexercised in the year ended December 31, 2006.

Series B - Convertible Preferred stock

On February 19, 2004, the Company filed a Certificate of Designation creating a Series B Convertible Preferred Stock classification for 800,000 shares, increased subsequently to 3,650,000 in 2007.

In January, 2009, April 2009, and December 2009 the Company issued 1,000,000, 3,850,000 and 16,500,000 shares, respectively of its Series B Preferred as a decision by the Board of Directors in order to retain superior voting rights. In connection with the transaction, the Company recorded a beneficial conversion discount of $800,000 - preferred dividend relating to the issuance of the convertible preferred stock in 2004. None of the Series B Preferred shareholders have exercised their conversion right and there are 25,000,000 shares of Series B Preferred shares issued and outstanding at December 31, 2009.

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

The holders of record of the Series B Preferred shall be entitled to receive cumulative dividends at the rate of twelve percent per annum (12%) on the face value ($1.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the company’s common stock. Dividends on shares of the Series B Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, on a semi-annual basis. No dividend or distribution other than a dividend or distribution paid in Common Stock or in any other junior stock shall be declared or paid or set aside for payment on the Common Stock or on any other junior stock unless full cumulative dividends on all outstanding shares of the Series B Preferred shall have been declared and paid. These dividends are not recorded until declared by the Company. As of December 31, 2009 $387,863 in dividends were accumulated.

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
DECEMBER 31, 2009 AND 2008

NOTE H -STOCKHOLDER'S EQUITY (continued)

Series C - Convertible Preferred stock

On November 13, 2006, the Company filed a Certificate of Designation creating a Series C Convertible Preferred Stock classification for 100,000 shares. Subsequently amended on January 11, 2007 to 700,000 shares.

In December 2006, the Company issued 100,000 shares of its Series C Preferred stock in conjunction with the acquisition of SPE Technologies, Inc. The shares of the Series C Preferred are non-voting and convertible, at the option of the holder, into common shares one year from issuance. The number of common shares to be issued per Series C share is adjusted based on the average closing bid price of the previous ten days prior to the date of conversion based on divided into $25.20 The shares issued were valued at $25.20 per share, which represented the fair value of the common stock the shares are convertible into. None of the Series C Preferred shareholders have exercised their conversion right and there are 100,000 shares of Series C Preferred shares issued and outstanding at September 30, 2008.

The holders of record of the Series C Preferred shall be entitled to receive cumulative dividends at the rate of five percent per annum (5%), compounded quarterly, on the face value ($25.00 per share) when, if and as declared by the Board of Directors, if ever. All dividends, when paid, shall be payable in cash, or at the option of the Company, in shares of the Company’s common stock. Dividends on shares of the Series C Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, at the time of conversion. These dividends are not recorded until declared by the Company. As of December 31, 2009 $-0- in dividends were accumulated.

Common stock

The Company has authorized 20,000,000,000 shares of common stock, with a par value of $.001 per share. As of December 31, 2009 and  2008, the Company has 4,816,864, 598 and 814,426,120 shares issued and outstanding, respectively.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE H -STOCKHOLDER'S EQUITY (continued)

Common stock (continued)

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

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE H -STOCKHOLDER'S EQUITY (continued)

Series C - Convertible Preferred stock

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

On January 8, 2009, we issued 55,529,412 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant. The Company valued the shares issued at $155,482, which approximated the fair value of the shares issued at the date of issuance.

 On  January 20, 2009,  we borrowed an aggregate of $28,000 from Ayuda Funding Corp. In conjunction with the borrowing, we issued a total of 25,000,000 of our common stock.

On February 12, 2009, we borrowed an aggregate of $21,000 from Ayuda Funding Corp. In conjunction with the borrowing, we issued a total of 25,000,000 of our common stock.

On March 31, 2009, we borrowed an aggregate of $26,250 from Ayuda Funding Corp. In conjunction with the borrowing, we issued a total of 25,000,000 of our common stock.

On April 28, 2009, we borrowed an aggregate of $22,750 from Ayuda Funding Corp. In conjunction with the borrowing, we issued a total of 25,000,000 of our common stock.

On May 12, 2009, we borrowed an aggregate of $70,000 from Ayuda Funding Corp. In conjunction with the borrowing, we issued a total of 50,000,000 shares of our common stock.

On May 21,2009, we issued 76,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant. The Company valued the shares issued at $60,800, which approximated the fair value of the shares issued at the date of issuance.

On June 1, 2009, we borrowed an aggregate of $59,500 from Ayuda Funding Corp. In conjunction with the borrowing, we issued a total of 50,000,000 of our common stock.

On June 25, 2009, we issued 70,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant.  The Company valued the shares issued at $56,000, which approximated the fair value of the shares issued at the date of issuance.

On August 5, 2009, we issued 4,000,000 shares of our common stock to W. Scott Elliott, in exchange for services rendered. The Company valued the shares issued at $4,800, which approximated the fair value of the shares issued at the date of issuance.

On August 7, 2009, we issued 95,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant. The Company valued the shares issued at $57,000, which approximated the fair value of the shares issued at the date of issuance.

On August 24, 2009, we issued 30,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant. The Company valued the shares issued at $16,875, which approximated the fair value of the shares issued at the date of issuance.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE H -STOCKHOLDER'S EQUITY (continued)

Series C - Convertible Preferred stock

On September 16, 2009, we received $25,000 , from Barclay Lyons, LLC.  In conjunction with debt purchase agreement, we issued at total of 57,777,778 shares of our common stock.

On September 16, 2009, we received $25,000, from War Chest Capital Multi Strategy Fund, LLC. (“War Chest”).  In conjunction with debt purchase agreement, we issued at total of 57,777,778 shares of our common stock.

On September 21, 2009, we issued 4,000,000 shares of our common stock to W. Scott Elliott, in exchange for services rendered. The Company valued the shares issued at $3,200, which approximated the fair value of the shares issued at the date of issuance.

On September 30, 2009, we issued 100,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant. The Company valued the shares issued at $43,750, which approximated the fair value of the shares issued at the date of issuance.

On October 12, 2009, we received $25,000, from Barclay Lyons, LLC.  In conjunction with debt purchase agreement, we issued at total of 86,666,667 shares of our common stock.

On October 12, 2009, we received $25,000, from War Chest.  In conjunction with debt purchase agreement, we issued at total of 86,666,667 shares of our common stock.

On October 14, 2009, we issued 110,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant. The Company valued the shares issued at $41,250, which approximated the fair value of the shares issued at the date of issuance.

On October 22, 2009, we issued 100,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant. The Company valued the shares issued at $36,000, which approximated the fair value of the shares issued at the date of issuance.

On October 28, 2009, we issued 72,003,674 shares of our common stock to various employees, in conjunction with a stock award. The Company valued the shares issued at $36,002, which approximated the fair value of the shares issued at the date of issuance.

On October 28, 2009, we received $25,000 from Barclay Lyons, LLC.  In conjunction with debt purchase agreement, we issued at total of 86,666,667 shares of our common stock.

On October 28, 2009, we received $25,000 from War Chest In conjunction with debt purchase agreement, we issued at total of 86,666,667 shares of our common stock.

On October 28, 2009, we issued 125,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant. The Company valued the shares issued at $45,000, which approximated the fair value of the shares issued at the date of issuance.

On November 5, 2009, we issued 107,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant. The Company valued the shares issued at $25,680, which approximated the fair value of the shares issued at the date of issuance.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE H -STOCKHOLDER'S EQUITY (continued)

Series C - Convertible Preferred stock

On November 12, 2009, we received $25,000 from Barclay Lyons, LLC.  In conjunction with debt purchase agreement, we issued at total of 125,000,000 shares of our common stock.

On November 12, 2009, , we received $25,000 from War Chest, LLC.  In conjunction with debt purchase agreement, we issued at total of 125,000,000 shares of our common stock.

On November 12, 2009, we issued 109,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant. The Company valued the shares issued at $26,160, which approximated the fair value of the shares issued at the date of issuance.

On November 19, 2009, we issued 146,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant. The Company valued the shares issued at $32,120, which approximated the fair value of the shares issued at the date of issuance

On November 25, 2009, we issued 30,000,000 shares of our common stock  in exchange for services. The Company valued the shares issued at $15,000, which approximated the fair value of the shares issued at the date of issuance.

On November 30, 2009, we issued 120,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant. The Company valued the shares issued at $21,600, which approximated the fair value of the shares issued at the date of issuance

On December 3, 2009, we issued 150,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant. The Company valued the shares issued at $27,000, which approximated the fair value of the shares issued at the date of issuance

On December 10, 2009, we received $16,667 from Barclay Lyons, LLC.  In conjunction with debt purchase agreement, we issued at total of 166,666,667  shares of our common stock.

On December 10, 2009, we received $15,667 from War Chest.  In conjunction with debt purchase agreement, we issued at total of 166,666,667 shares of our common stock.

On December 11, 2009, 100,000,000 shares of our common stock was deposited in a AJW NIR escrow fund in conjunction with settlement of a law suit. The Company valued the shares issued at $30,000, which approximated the fair value of the shares issued at the date of issuance

On December 11, 2009, we issued 170,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant. The Company valued the shares issued at $30,600, which approximated the fair value of the shares issued at the date of issuance

On December 17, 2009, 165,016,500 shares of our common stock was deposited in a AJW NIR escrow fund in conjunction with settlement of a law suit. The Company valued the shares issued at $49,505, which approximated the fair value of the shares issued at the date of issuance

On December 21, 2009, we issued 275,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant. The Company valued the shares issued at $33,000, which approximated the fair value of the shares issued at the date of issuance

On December 24, 2009, we issued 200,000,000 shares of our common stock to St. George Investments, LLC, in conjunction with the sale of a warrant. The Company valued the shares issued at $24,000, which approximated the fair value of the shares issued at the date of issuance

On December 28, 2009, we received $16,147 from Barclay Lyons, LLC.  In conjunction with debt purchase agreement, we issued at total of 166,666,667 shares of our common stock.

On December 28, 2009, we received $16,147 from War Chest LLC.  In conjunction with debt purchase agreement, we issued at total of 166,666,667 shares of our common stock.

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE I -RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 10% to 12% per annum. As of December 31, 2009 and 2008, the balance due to the officers was $1,372,311 and $402,823, respectively.

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
DECEMBER 31, 2009 AND 2008

NOTE J -COMMITMENTS AND CONTINGENCIES (continued)

Operating Lease Commitments

The Company leases office space in Durham, NC on a six year lease expiring December 31, 2012, for an annualized rent payment of $88,020.. At December 31, 2009, schedule of the future minimum lease payments is as follows:

2010	60,000
2011	60,000
2012	60,000
2013	-

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2009.

NOTE K – FAIR VALUES

Accounting Standards Codification 820 "Fair Value Measurements and Disclosures" defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 820 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes three levels of inputs that may be used to measure fair value:

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

Items recorded or measured at fair value on a recurring basis in the accompanying financial statements consisted of the following items as of December 31, 2009:

CYBERLUX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

NOTE K – FAIR VALUES (continued)

	Total	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3
Liabilities:
Derivative liability			$	$0
Warrant payable	(457,902)			(457,902)
Warrant liability	(9,976)			(9,976)
Total	$(467,878)			$(467,678)

With the exception of assets and liabilities included within the scope of Accounting Standards Codification 820 "Fair Value Measurements and Disclosures", the Company adopted the provisions of ASC 820 prospectively effective as of the beginning of Fiscal 2008.  For financial assets and liabilities included within the scope of ASC 820, the Company will be required to adopt the provisions of ASC 820 prospectively as of the beginning of Fiscal 2009.  The adoption of ASC 820 did not have a material impact on our financial position or results of operations, and the Company do not believe that the adoption of ASC 820 will have a material impact on our financial position or results of operations.

NOTE L – GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of December 31, 2009, the Company incurred accumulated losses of $33,769,973. The Company’s current liabilities exceeded its current assets by $14,062,174 as of December 31, 2009. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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
NOTE M – SUBSEQUENT EVENTS

Management has determined that no significant subsequent events occurred since the balance sheet date.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 8A(T) – CONTROLS AND PROCEDURES

1. Evaluation of Disclosure Controls and Procedures

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

Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 20089 our disclosure controls and procedures were effective.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

ITEM 8B.                      OTHER INFORMATION

None.

PART III

ITEM 9	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

2. Directors and Executive Officers

Set forth below are the directors and executive officers of the Company, their ages and positions held with the Company, as follows

Name	Age	Position
Mark D. Schmidt	45	President, Chief Executive Officer and Director
John W. Ringo	65	Chairman of the Board of Directors, Secretary and Corporate Counsel
Alan H. Ninneman	66	Senior Vice President and Director
David D. Downing	60	Chief Financial Officer Treasurer and Director.

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

Executive Compensation

The following table sets forth the cash compensation of the Company’s newly elected executive officers and directors during of the years 2009, 2008, 2007,. The remuneration described in the table represents compensation received from Cyberlux Corporation and does not include the cost to the Company of benefits furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of the Company’s business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive other compensation in excess of the lesser of $50,000 or 10% of such officer’s cash compensation.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen-sation ($)	Restricted Stock Awards ($)	Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Mark D. Schmidt	2009	180,000*	-	-	-	26,000,000	-
CEO & President	2008	180,000*	-	-	-	10,000,000	-
	2007	180,000	-	-	-	6,000,000	-

John W. Ringo	2009	72,000*	-	-	-	17,000,000	-
Secretary & Corporate	2008	72,000*	-	-	-	7,500,000	-
Counsel	2007	69,000	-	-	-	1,500,000	-

Alan H. Ninneman	2009	72,000*	-	-	-	17,000,000	-
Senior Vice President	2008	72,000*	-	-	-	7,000,000	-
	2007	69,000	-	-	-	1,500,000	-

David D. Downing	2009	30,000	-	-	-	12,500,000	-
CFO	2008	7,000				15,000,000
	2007					1,400,000

Annual compensation began accruing in the form of management fees as of July 2000. The compensation indicated in the table is the annualized amount of salary to be paid the respective officers in accordance with their employment agreements.  Some or all of the 2008 and 2009 salaries of management have been deferred until such time as revenues permit issuance.

*In 2008 and 2009, John W. Ringo and Alan H. Ninneman deferred $36,000 and $72,000 in compensation, respectively.  In 2008 and 2009, Mark D. Schmidt deferred $60,000 and $180,000 in compensation, respectively.

Name	Number of Securities Underlying Options/SARs Granted (#)	% of Total Options/SARs Granted To Employees in Fiscal Year	Exercise Price per Share ($)	Base Expiration Date
Mark D. Schmidt	57,000,000	17.98%	$0.01	05/31/2017
	10,000,000	14.29%	$0.001	08/15/2018
John W. Ringo	38,000,000	11.99%	$0.01	05/31/2017
	10,000,000	14.29%	$0.001	08/15/2018
Alan H. Ninneman	35,000,000	11.04%	$0.01	05/31/2017
	10,000,000	14.29%	$0.001	08/31/2018
David D. Downing	10,000,000	3.15%	$0.01	08/15/2018
	0

Stock and Stock Option Plans

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

As of March 31, 2007, there were 27,513,237 stock options granted under the stock option plans that were outstanding.

On September 12, 2007, we issued 26,650,000 shares of our common stock to our employees pursuant to an Incentive Stock Grant Plan.

On February 20, 2008, we awarded 2,500,000 options to Donald F. Evans as compensation for ongoing unsecured loans to the Company in a Special 2008 Plan with a strike price of $0.01 consistent with the terms and conditions of the existing 2008 Option Plan.

On April 1, 2008, there were 3,500,000 stock options granted under the 2008 Incentive Stock Option Plan.

Between April 2, 2008 and July 3, 2009, we utilized the underlying common stock equity of the 2007 Incentive Option Plan, the 2008 Incentive Option Plan and the 2008 Special Incentive Option Plan as collateral for a series of asset-backed bridge loans to assist in the financing of the Company.

 On July 28, 2008, we issued 36,000,000 shares of our common stock to our employees pursuant to an Incentive Stock Grant Plan.

On August 15, 2008, we established the 2008 Special Incentive Options Plan of 60,000,000 common stock options for certain employees.

On October 31, 2008, we issued 23,000,000 shares of our common stock to our employees pursuant to an Incentive Stock Bonus Plan.

On January 8, 2009, we established the 2009 Special Incentive Stock Option Plan of 125,000,000 common stock options for certain employees.

On April 15, 2009, we approved the return of 20,000,000 shares of common stock held by certain employees to the Company’s Treasury in return for the future issuance of 30,000,000 shares of common stock when the Company had authorized common stock available.

        On October 28, 2009, we approved the future issuance of 84,503,674 shares of common stock to certain employees pursuant to an Incentive Stock Bonus Plan.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following tables sets forth, as of  December 31, 2009, the number of and percent of the Company's common stock beneficially owned by

o   all directors and nominees, naming them,
o   our executive officers,
o   our directors and executive officers as a group, without naming them, and
o   persons or groups known by us to own beneficially 5% or more of our common stock:

The Company believes that all persons named in the table have sole voting and investment power with respect  to all shares of common stock beneficially owned by them.

A person is deemed to be the beneficial owner of securities that can be acquired by him within 60 days from December 31, 2009 upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of December 31, 2009 have been exercised and converted.

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES BENEFICIALLY OWNED (1)		PERCENTAGE OF CLASS (2)	TOTAL VOTES ENTITLED TO BE CAST ON SHAREHOLDER MATTERS (3)		PERCENTAGE OF TOTAL VOTES ON SHAREHOLDER MATTERS (4)

Mark D. Schmidt	Common Stock	46,128,280	(5)	1.02%	796,128,280	(5)	16.67%
4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703

Alan H. Ninneman	Common Stock	24,892,986	(6)	0.55%	524,892,986	(6)	10.99%
4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703

John W. Ringo	Common Stock	24,752,660	(7)	0.55%	624,756,660	(7)	13.08%
4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703

David D. Downing	Common Stock	8,500,000	(8)	0.19%	408,500,000	(8)	8.06%
4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703

Richard P. Brown	Common Stock	28,628,980		0.63%	278,628,980		5.83%
4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703

All Officers, Directors, and	Common Stock	132,906,980		2.94%
As a Group (5 persons)

Mark D. Schmidt	Preferred B	7,500,000	(5)	30.00%
4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703

Alan H. Ninneman	Preferred B	5,000,000	(6)	20.00%
4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703

John W. Ringo	Preferred B	6,000,000	(7)	24.00%
4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703

David D. Downing	Preferred B	4,000,000	(8)	16.00%
4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703

Richard P Brown	Preferred B	2,625,000	(9)	10.00%
4625 Creekstone Drive, Suite 130 Research Triangle Park Durham, NC 27703

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2009 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) For purposes of calculating the percentage beneficially owned, the number of shares of each class of stock deemed outstanding include 4,526,864,598 common shares and 25,000,000 Preferred "B" Shares outstanding as of  December  31, 2009.

(3) This column represents the total number of votes each named shareholder is entitled to vote upon matters presented  to the shareholders for a vote.

(4) For purposes of calculating the percentage of total votes on shareholder matters, the total number of votes entitled to vote on matters submitted to shareholders is 4,526,864,598, which includes: one vote for each share of common stock currently outstanding (4,526,864,598) and 10 votes for each share of outstanding Series B preferred stock which converts to 10 underlying shares of common stock ( 25,000,000 * 10 = 250,000,000 shares of common stock) for a total  Series B preferred votes of  2,500,000,000 (25,000,000 underlying shares of common stock * 10 votes per share).

(5) Includes 7,500,000 shares of Series B convertible preferred stock convertible into 75,000,000 shares of common stock and the right to cast 750,000,000 votes.

(6) Includes 5,000,000 shares of Series B convertible preferred stock convertible into 50,000,000 shares of common stock and the right to cast 500,000,000 votes.

(7) Includes 6,000,000 shares of Series B convertible preferred stock convertible into 60,000,000 shares of common stock and the right to cast 600,000,000 votes.

(8) Includes 4,000,000 shares of Series B convertible preferred stock convertible into 40,000,000 shares of common stock and the right to cast 400,000,000 votes.

(9) Includes 2,500,000 shares of Series B convertible preferred stock convertible into 25,000,000 shares of common stock and the right to cast 250,000,000 votes.

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

14.1	Code of Conduct, filed as an exhibit to the annual report on Form 10-K filed with the Commission on April 15, 2005 and incorporated herein by reference.

23.1	Consentof Turner Jones & Associates, PLLC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by Turner Jones & Associates, PLLC  for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2009 and 2008 were $65,000 and $65,000 respectively.

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

CYBERLUX CORPORATION

Dated: May 6, 2010	By:	/s/ MARK D. SCHMIDT
Mark D. Schmidt
Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2010	By:	/s/ DAVID D. DOWNING
David D. Downing
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MARK D. SCHMIDT	President, Chief Executive Officerand Director	May 6, 2010
Mark D. Schmidt

/s/ JOHN W. RINGO	Secretary, Corporate Counsel and Chairman of the Board	May 6 2010
John W. Ringo

/s/ ALAN H. NINNEMAN	Senior Vice President and Director	May 6, 2010
Alan H. Ninneman