Form 10-Q
period 2010-03-31
CYBERLUX CORP
filed 2010-05-21
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10Q

(Mark One)

☑           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010.

☐           Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended  March 31, 2010

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

Large accelerated Filer ☐	accelerated filer ☐	non-accelerated filer ☐	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                No ☑

Number of shares outstanding of the issuer’s Common Stock as of  May 20, 2010:  15,935,789,033

CYBERLUX CORPORATION

Quarterly Report on Form 10-Q for the
Quarterly Period Ending March 31, 2010

Table of Contents
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets:
	March 31, 2010 (Unaudited) and December 31, 2009 (Audited)	3

	Condensed Consolidated Statements of Losses:
	Three months ended March 31, 2010 and 2009 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows:
	Three months ended March 31, 2010 and 2009 (Unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Information:
	March 31, 2010	6-13

Item 2.	Management Discussion and Analysis	14

Item 3.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	(Removed and Reserved)	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash & cash equivalents	$37,550	$24,951
Investment - restricted use	23,494	23,413
Accounts receivable, net of allowance for doubtful accounts of $14,110	3,017	72,146
Inventories, net of allowance of $43,333	31,493	32,082
Total current assets	95,473	152,592

Property, plant and equipment, net of accumulated depreciation of $112,984 and $109,223, respectively	27,414	31,175

Total Assets	$122,968	$183,767

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,793,352	3,527,038
Accrued liabilities	3,754,392	3,631,966
Short-term notes payable - related parties	1,363,511	1,372,311
Short-term notes payable	5,225,549	5,222,549
Warrants payable	370,898	467,877
Total current liabilities	13,507,703	14,214,766

Long-term liabilities	-	-

Total liabilities	13,507,703	14,224,741

Commitments and Contingencies

Redeemable Series A convertible preferred stock, $0.001 par value; 200 shares designated, 26.98 issued and outstanding as of March 31, 2010 and December 31, 2009.	134,900	134,900

DEFICIENCY IN STOCKHOLDERS' EQUITY
Class B convertible preferred stock, $0.001 par value, 50,000,000 shares designated; 50,000,000 and 25,000,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively.	50,000	25,000
Class C convertible preferred stock, $0.001 par value, 700,000 shares designated; 150,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009.	150	150
Common stock, $0.001 par value, 20,000,000,000 shares authorized; 12,011,762,303 and 4,816,864,598 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	12,011,762	4,816,865
Additional paid-in capital	8,634,359	14,752,084
Accumulated deficit	(34,215,906)	(33,769,973)
Deficiency in stockholders' equity	(13,384,735)	(14,040,974)

Total liabilities and (deficiency) in stockholders' equity	$122,968	$183,767

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2010	2009
REVENUE:	$28,691	$44,316
Cost of goods sold	(21,948)	(19,485)
Gross margin	6,743	24,831

OPERATING EXPENSES:
Depreciation	3,761	4,858
Research and development	5,901	79
General and administrative expenses	400,002	573,263
Total operating expenses	409,664	578,200

NET LOSS FROM OPERATIONS	(402,921)	(553,369)

Unrealized loss relating to adjustment of derivative and warrant liability to fair value of underlying securities	-	(5,054,640)
Interest expense, net	(52,989)	(409,330)

Impairment of warrants	9,976	-

Net loss before provision for income taxes	(445,934)	(6,017,339)

Income taxes (benefit)	-	60

LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(445,934)	$(6,017,399)

Weighted average number of common shares outstanding-basic and fully diluted	8,020,355,348	643,052,619

Loss per share-basic and fully diluted	$(0.00)	$(0.01)

Preferred dividend	$-	$24,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to common stockholders	$(445,934)	$(6,017,399)
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation	3,761	4,858
Amortization	-	46,561
Impairment of warrants	(9,976)	-
Common stock issued in connection issuance of debt		-
Common stock issued in connection for services rendered	1,054,172	-
Series B preferred stock issued for services rendered	25,000	18,000
Accretion of convertible notes payable	-	234,430
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	-	5,054,640
(Increase) decrease in:
Accounts receivable	69,129	31,443
Inventories	589	4,825
Prepaid expenses and other assets	(81)	(49,236)
Increase (decrease) in:
Cash overdraft	-	15,975
Accounts payable	(733,684)	264,013
Accrued liabilities	122,426	316,841
Net cash (used in) operating activities	85,402	(75,049)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from conversion of warrants	(87,003)	-
Proceeds from sale of common stock	23,000	75,251
Net proceeds (payments) from borrowing on long term basis	-	-
Net proceeds (payments) to notes payable, related parties	(8,800)	24,620
Net cash provided by (used in) financing activities:	(72,803)	99,871

Net increase (decrease) in cash and cash equivalents	12,599	24,822
Cash and cash equivalents at beginning of period	24,951	260
Cash and cash equivalents at end of period	$37,550	$25,082

Supplemental disclosures:
Interest Paid	$-	$-
Income Taxes Paid	$-	$60

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) loss in adjustment of derivative and warrant liability to fair value of underlying securities	$-	$5,054,640
Series B preferred stock issued for services rendered	$25,000	$18,000
Common stock issued for services rendered	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE A – SUMMARY OF ACCOUNTING POLICIES

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed financial statements should be read in conjunction with the December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Until December 31, 2004, the Company was a development stage enterprise as defined under Statement on Financial Accounting Standards No.7, Development Stage Enterprises ("SFAS No.7"). The Company develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of March 31, 2010, the Company has accumulated losses of $34,215,906.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE A – SUMMARY OF ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At March 31, 2010 and December 31, 2009, allowance for doubtful receivable was $14,110.

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

Liquidity

As shown in the accompanying consolidated financial statements, the Company incurred net a net loss from operations of $(445,934) and (6,017,399) for the three month periods ended March 31, 2010 and 2009, respectively. The Company's current liabilities exceeded its current assets by $13,412,230 as of March 31, 2010.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE A – SUMMARY OF ACCOUNTING POLICIES (continued)

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
MARCH 31, 2010
(Unaudited)

NOTE A – SUMMARY OF ACCOUNTING POLICIES (continued)

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

 In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also required disclosure of the date through which subsequent events are evaluated by management.  ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively.  Because ASC Topic 855 impacted the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition.  See Note J for disclosures regarding our subsequent events.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Unaudited)

NOTE B – WARRANT PAYABLE

The Company completed an equity financing with St. George Investments, LLC (SGI), an Illinois limited liability company, on March 21, 2008 for $1,500,000.  The equity financing is structured as a 25% discount to market Warrant transaction that provides $500,000 in capital at closing, followed by four tranches of $250,000 each.  Each $250,000 tranch is staggered at 60-day intervals commencing in six months on September 22, 2008, which is the date that shares are salable pursuant to Rule 144 upon exercise of the Warrant.  The Company issued 7,500,000 shares of Common Stock to SGI in order to induce the SGI to purchase the $1,500,000 Warrant. In addition, 6,763,300 additional shares of  Common Stock were issued as Performance Stock in the name of SGI to remain in their original certificated form and remain in escrow with the law firm of Anslow & Jaclin, LLP acting as escrow agent. As a provision of the Warrant Purchase Agreement, we pledged 35,736,700 shares of “Pledge Stock” to be held in escrow as a potential remedy in the event of the occurrence of certain identified “trigger events”. On June 23rd, 2008, one trigger event, the closing price of our stock, went below the identified market price of $0.012 per share, triggering the release from escrow of the 6,763,300 shares of Performance Stock and the 35,736,700 shares of “Pledge Stock”. This trigger event, as defined in the Warrant Purchase Agreement, also increased the Warrant Account by 25% of the balance, or $375,000, in exchange for the elimination of the 25% discount to market. As of March 31, 2010 the remaining Warrant Liability balance was $370,898.

NOTE C – NOTES AND CONVERTIBLE NOTES PAYABLE-RELATED PARTY

Notes payable-related party is comprised of the following:

	March 31, 2010	December 31, 2009
Notes payable, 12% per annum; due on demand; unsecured	$275,247	$284,047

Notes payable, 10% per annum, due on demand; unsecured	873,204	858,204

Notes payable, 12.5% per annum, due on demand; unsecured	155,060	170,060

Notes payable, 21% per annum, due on demand; unsecured	60,000	60,000
	1,363,511	1,372,311
Less: current maturities:	(1,363,511)	(1,372,311)
Long term portion:	$-	$-

NOTE D – STOCKHOLDER'S EQUITY

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE D – STOCKHOLDER'S EQUITY (continued)

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

In December 2006, the Company issued 100,000 shares of its Series C Preferred stock in conjunction with the acquisition of SPE Technologies, Inc. The shares of the Series C Preferred are non-voting and convertible, at the option of the holder, into common shares one year from issuance. The number of common shares to be issued per Series C share is adjusted based on the average closing bid price of the previous ten days prior to the date of conversion based on divided into $25.20 The shares issued were valued at $25.20 per share, which represented the fair value of the common stock the shares are convertible into. None of the Series C Preferred shareholders have exercised their conversion right and there are 150,000 shares of Series C Preferred shares issued and outstanding at March 31, 2010.

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
MARCH 31, 2010
(Unaudited)

NOTE D – STOCKHOLDER'S EQUITY (continued)

Dividends on shares of the Series C Preferred that have not been redeemed shall be payable quarterly in arrears, when, if and as declared by the Board of Directors, if ever, at the time of conversion. These dividends are not recorded until declared by the Company.

Common stock

The Company has authorized 20,000,000,000 shares of common stock, with a par value of $.001 per share. As of March 31, 2010 and December 31, 2009, the Company has 12,011,762,303 and 4,816,864,598 shares issued and outstanding, respectively.

NOTE E – STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.001	200,000,000	8.80	$0.001	200,000,000	$0.001
0.010	73,500,000	5.87	0.010	73,500,000	0.010
0.020	22,300,000	4.57	0.020	22,300,000	0.020
0.022	20,500,000	3.92	0.022	20,500,500	0.022
0.0295	3,250,000	5.10	0.0295	3,250,000	0.0295
0.100	9,502,307	2.69	0.100	9,502,307	0.100
0.2125	4,000,000	2.36	0.2125	4,000,000	0.2125

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2008	52,432,307	0.0562
Granted	619,250,000	0.0016
Exercised, canceled or expired	338,600,000	0.0010
Outstanding at December 31, 2009	333,082,307	0.0112
Granted	-	-
Exercised, canceled or expired	-	-
Outstanding at March 31, 2010	333,082,307	0.0112

The Company granted employees 634,250,000 stock options in the year ended December 31, 2009 and did not grant options during the three month period ended March 31, 2010.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

NOTE F – RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 10% to 12% per annum. As of March 31, 2010 and December 31, 2009, the balance due to the officers was $827,348 and $827,348 respectively.

NOTE G – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

NOTE H – COMMITMENTS AND CONTINGENCIES (continued)

Operating Lease Commitments

The Company leases office space in Durham, NC on a six year lease expiring December 31, 2012, for an annualized rent payment of $60,000.  At March 31, 2010, schedule of the future minimum lease payments is as follows:

2010	45,000
2011	60,000
2012	60,000
2013	-

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its consolidated financial position, results of operations or liquidity. There was no outstanding litigation as of March 31, 2010.

NOTE I – GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of March 31, 2010, the Company incurred accumulated losses of $34,215,906. The Company’s current liabilities exceeded its current assets by $13,412,230 as of March 31, 2010. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE J – SUBSEQUENT EVENTS

We have evaluated our activity after March 31, 2010 until the date of issuance May 21, 2010 for recognized and unrecognized material subsequent events not discussed elsewhere in these footnotes and determined that there were none of note.

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

We are developing and marketing new product applications of solid-state diodal illumination (TM) that demonstrate added value over traditional lighting systems. Using proprietary technology, we are creating a family of products including portable illumination systems for military and Homeland Security, retail products, commercial task and accent lighting, emergency and security lighting. We believe our solid-state lighting technology offers extended light life, greater energy efficiency and greater overall cost effectiveness than other existing forms of illumination. Our business model is to address the large lighting industry market segments with solid-state lighting products and technologies, including our proprietary hybrid technology, that includes military and Homeland Security applications, direct and indirect task and accent lighting applications, indoor/outdoor downlighting applications, commercial and residential lighting applications.

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

On March 31, 2009, we announced that the we had introduced two categories of outdoor lighting products, Outdoor Area Lighting and Outdoor Overhead Lighting, that will expand our product offerings to the Department of Defense (DoD) agencies and also address large emerging commercial opportunities. To capture these opportunities, we along with Sacred Power Corporation, a leading provider of renewable energy solutions, have teamed to incorporate the advanced capabilities of our lighting with Sacred Power’s product line for existing DoD, Federal government and commercial customers. We have received an initial order from Sacred Power for both the Overhead and Area lighting, which will be incorporated in the Sacred Power solar solutions. Sacred Power, a Native American owned and operated 8(a) certified company, specializes in solar power solutions and provides innovative renewable energy technologies to the Department of Defense (DoD), Federal government and commercial marketplace.

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

Results of Operations

Three months ended March 31, 2010 compared to the three months ended March 31, 2009

REVENUES

Revenues for the three months ended March 31, 2010 were $28,691 as compared to $44,316 for the same period last year.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2010 were $409,664 as compared to $578,200 for the same period ended last year.

As a result of limited capital resources and minimal revenues from operations from its inception, we have relied on the issuance of equity securities to non-employees in exchange for services. Our management enters into equity compensation agreements with non-employees if it is in our best interest under terms and conditions consistent with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification 718 "Compensation-Stock Compensation".  In order to conserve our limited operating capital resources, we anticipate continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on our results of operations during the next twelve months.

Liquidity and Capital Resources

As of March 31, 2010, we had a working capital deficit of $13,412,230. This compares to a working capital deficit of $14,040,974 as of December 31, 2009. Accrued liabilities was $3,754,392 compared to accrued liabilities of $3,631,966 as December 31, 2009. Accounts payable as of March 31, 2010 were $2,793,352 and $3,527,038 as compared to December 31, 2009. For the three months ended March 31, 2010, we generated a positive cash flow of $85,042 from operating activities. Cash flows provided by investing activities was $0 for the three months ended March 31, 2010 Cash flows from financing activities provided a deficit of $72,803 from the sale of stock, conversion of warrants and loans from related parties.

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

Our independent certified public accountant has stated in their report included in our December 31, 2009, Form 10-K that we have incurred operating losses in the last two years, and that we are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

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

        In connection with the preparation of this Report and in accordance with Item 307 of Regulation S-K, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

(b)	Changes in Internal Control Over Financial Reporting

        During the three month period ended March 31, 2010, there were no changes to our internal control over financial reporting, other than the remediation of a pre-existing material weakness identified above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On December 11, 2009, Cyberlux Corporation reached a resolution of its litigation with the NIR Group, Ltd. and its affiliates. On March 15, 2010, upon cross motion, final disposition of the matter was entered.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERLUX CORPORATION

Date: May 20, 2010	By:	/s/ MARK D. SCHMIDT
Mark D. Schmidt
Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2010	By:	/s/ DAVID D. DOWNING
David D. Downing
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)