Form 10-Q
period 2010-06-30
CYBERLUX CORP
filed 2010-08-17
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)

☑           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ending June 30, 2010.

☐           Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended June 30, 2010

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

Number of shares outstanding of the issuer’s Common Stock as of  August 16, 2010:  100,596,831 (post 1-for-200 reverse split of the registrant’s common stock, effective on July 28, 2010).

CYBERLUX CORPORATION

Quarterly Report on Form 10-Q for the
Quarterly Period Ending June 30, 2010

Table of Contents
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets:
	June 30, 2010 (Unaudited) and December 31, 2009 (Audited)	3

	Condensed Consolidated Statements of Losses:
	Three and six months ended June 30, 2010 and 2009 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows:
	Six months ended June 30, 2010 and 2009 (Unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Information:
	June 30, 2010	6-15

Item 2.	Management Discussion and Analysis	16

Item 3.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

	Signatures	22

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CYBERLUX CORPORATION
CONDENSED  CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash & cash equivalents	$8,978	$24,951
Investments-restricted use	23,413	23,413
Accounts receivable, net of allowance for doubtful accounts of $6,367 and $7,760, respectively	17,334	72,146
Inventories, net of allowance of $43,333	105,366	32,082
Other current assets	39,276	-
Total current assets	194,366	152,592

Property, plant and equipment, net of accumulated depreciation of $116,745 and $109,223, respectively	23,653	31,175

Total Assets	$218,020	$183,767

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,693,160	$3,527,037
Accrued liabilities	4,049,566	3,631,966
Short-term notes payable - related parties	1,457,611	1,372,311
Short-term notes payable	5,225,549	5,225,549
Warrant payable	434,898	457,902
Total current liabilities	13,860,784	14,214,765

Long-term liabilities:
Warrant liability relating to convertible debentures	-	9,976
Total long-term liabilities	-	9,976

Total liabilities	13,860,784	14,224,741

Commitments and Contingencies

Redeemable Series A convertible preferred stock, $0.001 par value; 200 shares designated, 26.98 issued and outstanding as of June 30, 2010 and December 31, 2009	134,900	134,900

DEFICIENCY IN STOCKHOLDERS' EQUITY
Class B convertible preferred stock, $0.001 par value, 50,000,000 shares designated; 50,000,000 and 25,000,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	50,000	25,000
Class C convertible preferred stock, $0.001 par value, 700,000 shares designated; 150,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009	150	150
Common stock, $0.001 par value, 20,000,000,000 shares authorized; 16,918,789,033 and 4,816,864,598 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	16,918,789	4,816,865
Additional paid-in capital	4,133,053	14,752,084
Accumulated deficit	(34,879,656)	(33,769,973)
Deficiency in stockholders' equity	(13,777,664)	(14,175,874)

Total liabilities and (deficiency) in stockholders' equity	$218,020	$183,767

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
REVENUE:	$29,196	$1,781	$57,887	$46,097
Cost of goods sold	(40,353)	(22,900)	(62,301)	(42,385)
Gross margin	(11,157)	(21,119)	(4,414)	3,712

OPERATING EXPENSES:
Depreciation	3,761	4,552	7,522	9,410
Research and development	37,777	4,319	43,678	4,398
General and administrative expenses	515,485	565,563	915,487	1,138,826
Total operating expenses	557,023	574,434	966,687	1,152,634

NET LOSS FROM OPERATIONS	(568,180)	(595,553)	(971,101)	(1,148,922)

Unrealized gain (loss) relating to adjustment of derivative and warrant liability to fair value of underlying securities	-	10,386,354	-	5,331,714
Interest expense, net	(95,569)	(360,609)	(148,558)	(769,939)
Gain on warrant liability	-		9,976
Debt acquisition costs	-	(2,800)	-	(2,800)

Net income (loss) before provision for income taxes	(663,749)	9,427,392	(1,109,683)	3,410,053

Income taxes	-	-	-	60

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$(663,749)	$9,427,392	$(1,109,683)	$3,409,993

Weighted average number of common shares outstanding-basic	15,483,640,718	1,033,911,576	11,732,864,027	964,158,652

Weighted average number of common shares outstanding-fully diluted		Note A		Note A

Income (Loss) per share-basic	$(0.00)	$0.01	$(0.00)	$0.00

Loss per share-fully diluted		Note A		Note A

Preferred dividend	$24,000	$24,000	$48,000	$48,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
CONDENSED  CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) available to common stockholders	$(1,109,683)	$3,409,993
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation	7,522	9,410
Amorization	-	93,122
Common stock issued in connection for services rendered	-	13,000
Series B preferred stock issued for services rendered	50,000	18,000
Cancellation of previously issued common stock for services rendered	(34,552)	-
Gain on warrant liability	(9,976)	-
Accretion of convertible notes payable	-	432,219
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	-	(5,331,714)
(Increase) decrease in:
Accounts receivable	54,812	75,988
Inventories	(73,284)	11,796
Prepaid expenses and other assets	(39,276)	(77,500)
Increase (decrease) in:
Cash overdraft	-	(41,113)
Accounts payable	545,230	444,514
Accrued liabilities	417,600	588,911
Net cash (used in) operating activities	(191,607)	(353,374)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debentures	-	-
Proceeds from sale of common stock	90,334	227,501
Net proceeds (payments) from borrowing on long term basis	-	40,000
Net proceeds (payments) to notes payable, related parties	85,300	86,186
Net cash provided by (used in) financing activities:	175,634	353,687

Net increase (decrease) in cash and cash equivalents	(15,973)	313
Cash and cash equivalents at beginning of period	24,951	260
Cash and cash equivalents at end of period	$8,978	$573

Supplemental disclosures:
Interest Paid	$-	$-
Income Taxes Paid	$-	$60

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) loss in adjustment of derivative and warrant liability to fair value of underlying securities	$-	$(5,331,714)
Series B preferred stock issued for services rendered	$50,000	$18,000
Common stock issued for services rendered	$-	$13,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed financial statements should be read in conjunction with the December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Until December 31, 2004, the Company was a development stage enterprise as defined under Accounting Standards Codification subtopic 915-10 Development Stage Entities. The Company develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of June 30, 2010, the Company has accumulated losses of $34,879,656.

The consolidated financial statements include the accounts of its wholly owned subsidiaries, SPE Technologies, Inc. and Hybrid Lighting Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues are recognized in the period that products are provided. For revenue from product sales, the Company recognizes revenue in accordance with FASB Accounting Standards Codification 605, REVENUE RECOGNITION SEC STAFF ACCOUNTING BULLETIN TOPIC 13". ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2009 and June 30, 2010, the Company did not have any deferred revenue.

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
JUNE 30, 2010
(Unaudited)

NOTE A – SUMMARY OF ACCOUNTING POLICIES (continued)

Reclassification

Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At June 30, 2010 and December 31, 2009, allowance for doubtful receivable was $6,367 and $7760, respectively.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

Net Income (loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”).  Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the three and six months ended June 30, 2010, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE A – SUMMARY OF ACCOUNTING POLICIES (continued)

The weighted average shares outstanding used in the basic net income per share computations for the three and six months ended June 30, 2010 was 15,483,640,718 and 11,732,864,027, respectively. In determining the number of shares used in computing diluted loss per share, the Company did not add approximately 611,373,420 potentially dilutive securities for the three and six months ended June 30, 2010 because the effect would be anti-dilutive. The potentially dilutive securities added were mostly attributable to the warrants, options and convertible debentures outstanding. As a result, the diluted loss per share for the three and six months ended June 30, 2010 was $0.00.

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

Recent accounting pronouncements

In March 2010, the FASB issued new accounting guidance, under ASC Topic 605 on Revenue Recognition.  This standard provides that the milestone method is a valid application of the proportional performance model for revenue recognition if the milestones are substantive and there is substantive uncertainty about whether the milestones will be achieved.  Determining whether a milestone is substantive requires judgment that should be made at the inception of the arrangement.  To meet the definition of a substantive milestone, the consideration earned by achieving the milestone (1) would have to be commensurate with either the level of effort required to achieve the milestone or the enhancement in the value of the item delivered, (2) would have to relate solely to past performance, and (3) should be reasonable relative to all deliverables and payment terms in the arrangement.  No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement.  The standard is effective for interim and annual periods beginning on or after June 15, 2010.  The Company is currently evaluating the impact the adoption of this guidance will have on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which updates the guidance in ASC 855, Subsequent Events, such that companies that file with the SEC will no longer be required to indicate the date through which they have analyzed subsequent events. This updated guidance became effective immediately upon issuance and was adopted as of the first quarter of 2010.

In February 2010 the FASB issued Update No. 2010-08 Technical Corrections to Various Topics (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE A – SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (Continued)

In January 2010 the FASB issued Update No. 2010-06 Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. The Company is currently evaluating whether adoption of this standard will have a material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-05 Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not believe this pronouncement will have any material impact on its financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 Accounting for Various Topics—Technical Corrections to SEC Paragraphs (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. Management is currently evaluating whether these changes will have any material impact on its financial position, results of operations or cash flows.

 In January 2010 the FASB issued Update No. 2010-02 Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification (“2010-02”) an update of ASC 810 Consolidation. 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force (“2010-03”) an update of ASC 505 Equity. 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their affect on the computation of earnings per shares. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE B – WARRANT PAYABLE

The Company completed an equity financing with St. George Investments, LLC (SGI), an Illinois limited liability company, on March 21, 2008 for $1,500,000.  The equity financing is structured as a 25% discount to market Warrant transaction that provides $500,000 in capital at closing, followed by four tranches of $250,000 each.  Each $250,000 tranch is staggered at 60-day intervals commencing in six months on September 22, 2008, which is the date that shares are salable pursuant to Rule 144 upon exercise of the Warrant.  The Company issued 7,500,000 shares of Common Stock to SGI in order to induce the SGI to purchase the $1,500,000 Warrant. In addition, 6,763,300 additional shares of  Common Stock were issued as Performance Stock in the name of SGI to remain in their original certificated form and remain in escrow with the law firm of Anslow & Jaclin, LLP acting as escrow agent. As a provision of the Warrant Purchase Agreement, we pledged 35,736,700 shares of “Pledge Stock” to be held in escrow as a potential remedy in the event of the occurrence of certain identified “trigger events”. On June 23rd, 2008, one trigger event, the closing price of our stock, went below the identified market price of $0.012 per share, triggering the release from escrow of the 6,763,300 shares of Performance Stock and the 35,736,700 shares of “Pledge Stock”. This trigger event, as defined in the Warrant Purchase Agreement, also increased the Warrant Account by 25% of the balance, or $375,000, in exchange for the elimination of the 25% discount to market. As of June 30, 2010 the remaining Warrant Liability balance was $434,898.

NOTE C – NOTES AND CONVERTIBLE NOTES PAYABLE

Notes payable is comprised of the following:

	June 30, 2010	December 31, 2009
Notes payable, 12% per annum; due on demand; unsecured	$197,899	$284,047

Notes payable, 10% per annum, due on demand; unsecured	1,044,652	858,204

Notes payable, 12.5% per annum, due on demand; unsecured	155,060	170,060

Notes payable, 21% per annum, due on demand; unsecured	60,000	60,000

Note payable, convertible at market	5,225,549	5,225,549

	6,683,150	6,597,860
Less: current maturities:	(6,683,150)	(6,597,860)
Long term portion:	$-	$-

NOTE D – STOCKHOLDER'S EQUITY

Series A - Convertible Preferred stock

The Company has also authorized 5,000,000 shares of Preferred Stock, with a par value of $.001 per share.

On December 30, 2003, the Company filed a Certificate of Designation creating a Series A Convertible Preferred Stock classification for 200 shares.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE D – STOCKHOLDER'S EQUITY (continued)

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE D – STOCKHOLDER'S EQUITY (continued)

In December 2006, the Company issued 100,000 shares of its Series C Preferred stock in conjunction with the acquisition of SPE Technologies, Inc. The shares of the Series C Preferred are non-voting and convertible, at the option of the holder, into common shares one year from issuance. The number of common shares to be issued per Series C share is adjusted based on the average closing bid price of the previous ten days prior to the date of conversion based on divided into $25.20 The shares issued were valued at $25.20 per share, which represented the fair value of the common stock the shares are convertible into. None of the Series C Preferred shareholders have exercised their conversion right and there are 150,000 shares of Series C Preferred shares issued and outstanding at June 30, 2010.

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

Common stock

The Company has authorized 20,000,000,000 shares of common stock, with a par value of $.001 per share. As of June 30, 2010 and December 31, 2009, the Company has 16,918,789,033 and 4,816,864,598 shares issued and outstanding, respectively.

NOTE E – STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.001	200,000,000	8.55	$0.001	200,000,000	$0.001
0.010	73,500,000	5.62	0.010	73,500,000	0.010
0.020	22,300,000	4.32	0.020	22,300,000	0.020
0.022	20,500,000	3.67	0.022	20,500,500	0.022
0.0295	3,250,000	4.85	0.0295	3,250,000	0.0295
0.100	9,502,307	2.44	0.100	9,502,307	0.100
0.2125	4,000,000	2.11	0.2125	4,000,000	0.2125

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE E – STOCK OPTIONS (continued)

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2008	52,432,307	0.0562
Granted	619,250,000	0.0016
Exercised, canceled or expired	338,600,000	0.0010
Outstanding at December 31, 2009	333,082,307	0.0112
Granted	-	-
Exercised, canceled or expired	-	-
Outstanding at June 30, 2010	333,082,307	0.0112

The Company granted employees 634,250,000 stock options in the year ended December 31, 2009 and did not grant options during the six month period ended June 30, 2010.

NOTE F – RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 10% to 12% per annum. As of June 30, 2010 and December 31, 2009, the balance due to the officers was $940,248 and $827,348 respectively.

NOTE G – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Operating Lease Commitments

The Company leases office space in Durham, NC on a six year lease expiring December 31, 2012, for an annualized rent payment of $60,000.  At June 30, 2010, schedule of the future minimum lease payments is as follows:

2010	60,000
2011	60,000
2012	60,000
2013	-

Litigation

From time to time we are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE I – GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of June 30, 2010, the Company incurred accumulated losses of $34,879,656. The Company’s current liabilities exceeded its current assets by $13,666,418 as of June 30, 2010. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE J – SUBSEQUENT EVENTS

Subsequent events have been evaluated through August 16,  2010, a date that the financial statements were issued.

On July 9, 2010, we completed the first shipment of 20 BrightEye Systems for $340,000 in revenue towards the fulfillment of the $3.4 million National Guard Bureau contract for 200 BrightEye Systems.

On July 28, 2010, we completed a 1:200 reverse stock split of our common stock, par value $0.001.

On August 9, 2010, we completed the second shipment of 30 BrightEye Systems for $510,000 in revenue towards the fulfillment of the $3.4 million National Guard Bureau contract for 200 BrightEye Systems.

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

Overview

We have been principally devoted to designing, developing and marketing advanced lighting systems that utilize white, infrared (IR) and other light emitting diodes as illumination elements.

We are developing and marketing new product applications of solid-state diodal illumination (TM) that are up to 70% more energy efficient and require significantly less maintenance cost than traditional lighting systems. Using proprietary technology, we are creating portable illumination systems for the DOD/military markets, retail products and commercial lighting products focused on energy efficiency and cost of ownership minimization. We believe our solid-state lighting technology offers extended light life, greater energy efficiency and greater overall cost effectiveness than other existing forms of lighting. Our business model is to address the large lighting industry market segments with solid-state LED lighting products, based on proprietary design and technology, including DOD/military and homeland security applications, commercial lighting applications, and retail OEM LED products for companies serving the retail channel.

For the DOD/military markets, our portable illumination system products address the lighting needs of all branches of the military and all government organizations, including the National Guard, the U. S. Air Force and the U.S. Army. For retail product distribution, our target customers include companies who act as OEM suppliers to consumer goods retailers. In the commercial markets, our LED lighting products address the lighting required found in general commercial environments, such as restaurants, hotels, hospitals, airports, shopping centers and multiple family complexes where energy efficiency and reduced maintenance costs are critical needs.

On June 11, we were awarded a $3.4 million contract by the National Guard Bureau to purchase 200 BrightEye Dual Head Tactical Lighting Systems to be immediately deployed throughout the United States. Our BrightEye has long been recognized as an innovative and dependable LED lighting solution within the various branches of the military because of the qualities it possesses that are unavailable in traditional lighting systems. Unique to the marketplace, the BrightEye Systems provide broad area visible white lighting and night-vision compatible IR lighting capable of operating all night on an advanced battery power system.

Results of Operations

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

REVENUES

Revenues for the six months ended June 30, 2010 were $57,887 as compared to $46,097 for the same period last year. The increase in revenue was attributed to sales of our BrightEye and Watchdog products into the military markets.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2010 were $966,687 as compared to $1,152,634 or the same period ended June 30, 2009. Included in the six months ended June 30, 2010 were $43,678 in expenses for research & development. This compares to $4,398 for the six months ended June 30, 2009.

We reported an unrealized gain for the change in fair value or warrants and debt derivatives of $5,331,734 for the six months ended June 30, 2009; as compared to a loss of $-0- for the same period this year.  In December 2009, we restructured our debt containing embedded derivatives eliminating the need to bifurcate from the host (debt) instrument and mark to market each quarter. Although the change of $5,331,734 is unrelated to our operating activities, the gain is included in our reported net profit for the six months ended June 30, 2009.

Three months ended June 30, 2010 compared to the three months ended June 30, 2009.

REVENUES

Revenues for the three months ended June 30, 2010 were $29,196 as compared to $1,781 for the same period last year. The increase in revenue was attributed to sales of our BrightEye and Watchdog products into the military markets.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2010 were $557,023 as compared to $574,434 for the same period ended June 30, 2009.

We reported an unrealized gain for the change in fair value or warrants and debt derivatives of $10,386,354 for the three months ended June 30, 2009; as compared to a loss of $-0- for the same period this year.  In December 2009, we restructured our debt containing embedded derivatives eliminating the need to bifurcate from the host (debt) instrument and mark to market each quarter. Although the change of $10,386,354 is unrelated to our operating activities, the gain is included in our reported net profit for the three months ended June 30, 2009.

As a result of limited capital resources and minimal revenues from operations from its inception, we have relied on the issuance of equity securities to non-employees in exchange for services. Our management enters into equity compensation agreements with non-employees if it is in our best interest under terms and conditions consistent with the requirements of Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) In order to conserve our limited operating capital resources, we anticipate continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on our results of operations during the next twelve months.

Liquidity and Capital Resources

As of June 30, 2010, we had a working capital deficit of $(13,666,418).  This compares to a working capital deficit of $(14,062,173) as of December 31, 2009. Accrued liabilities were $4,049,566 compared to accrued liabilities of $ 3,631,966 as December 31, 2009. Accounts payable as of June 30, 2010 were $2,693,160 and compares to $ 3,527,037 as compared to December 31, 2009. As a result of our operating losses for the six months ended June 30, 2010, we generated a cash flow deficit of $191,607 from operating activities. Cash flows provided by investing activities was $-0-for the six months ended June 30, 2010 Cash flows from financing activities provided $175,634 from  the sale of common stock in the amount of $90,334, and $85,300 in loans from related parties for the six months ended June 30, 2010.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. A summary of the critical accounting policies and the judgments that we make in the application of those policies is presented in Note 1 to our consolidated financial statements.

Our consolidated financial statements are based on the selection of accounting policies and the application of accounting estimates, some of which require management to make significant assumptions. Actual results could differ materially from the estimated amounts. The following accounting policy is critical to understanding and evaluating our reported financial results:

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing 605-25 on the Company's financial position and results of operations was not significant.

Accounting for Stock-Based Compensation

We account for our stock options and warrants using the fair value method promulgated by Accounting Standards Codification subtopic 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Therefore, our results include non-cash compensation expense as a result of the issuance of stock options and warrants and we expect to record additional non-cash compensation expense in the future.

We account for our stock options and warrants using the fair value method promulgated by Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  This statement does not change the accounting guidance for share based payment transactions with parties other than employees.

Financial Instruments Measured at Fair Value

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we considered the principal or most advantageous market in which we would transact and considered assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

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

We adopted the provisions of ASC 825-10 prospectively effective as of the beginning of Fiscal 2008 with certain additional provision adopted prospectively as of the beginning of Fiscal 2009.  The adoption of ASC 825-10 did not have a material impact on our consolidated financial position or results of operations.

Non-GAAP Financial Measures

 The financial statements appearing in this quarterly report on Form 10-Q do not contain any financial measures which are not in accordance with generally accepted accounting procedures.

Inflation

In the opinion of management, inflation has not had a material effect on our financial condition or results of its operations.

 Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Disclosure controls and procedures and other procedures are designed to ensure that information required to be disclosed in our reports or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our president and financial officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time we are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

On July 28, 2010, we completed a 1:200 reverse stock split of our common stock, par value $0.001

Item 6.	Exhibits.

31.1	Certification by Chief Executive Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes Oxley Act of 2002 Section 302.

32.1	Certification by chief executive officer and chief financial officer pursuant to Sarbanes-Oxley Act of 2002 Section 906.

SIGNATURES

    In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYBERLUX CORPORATION

Date: August 16, 2010	By:	/s/ MARK D. SCHMIDT
Mark D. Schmidt
Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ DAVID D. DOWNING
David D. Downing
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)