Form 10-Q
period 2010-09-30
CYBERLUX CORP
filed 2010-11-15
CIK 1138169

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)

☑           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ending September 30, 2010.

☐           Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ______________

For the Period Ended September 30, 2010

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

Large accelerated Filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☑

Number of shares outstanding of the issuer’s Common Stock as of November 15, 2010:  134,282,956

CYBERLUX CORPORATION

Quarterly Report on Form 10-Q for the
Quarterly Period Ending September 30, 2010

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets:
	September 30, 2010 (Unaudited) and December 31, 2009 (Audited)	3

	Condensed Consolidated Statements of Losses:
	Three and nine months ended September 30, 2010 and 2009 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows:
	Nine months ended September 30, 2010 and 2009 (Unaudited)	5

	Notes to Unaudited Condensed Consolidated Financial Information:
	September 30, 2010	6-14

Item 2.	Management Discussion and Analysis	15

Item 3.	Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	(Removed and Reserved)	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash & cash equivalents	$63,556	$24,951
Investments-restricted use	23,413	23,413
Accounts receivable, net of allowance for doubtful accounts of $3,342 and $14,110, respectively	443,432	72,146
Inventories, net of allowance of $43,333	4,234	32,082
Other current assets	-	-
Total current assets	534,635	152,592

Property, plant and equipment, net of accumulated depreciation of $120,140 and $109,223, respectively	20,259	31,175

Total Assets	$554,894	$183,767

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,544,806	$3,527,037
Accrued liabilities	3,997,453	3,631,966
Short-term notes payable - related parties	1,386,111	1,372,311
Short-term notes payable	5,225,549	5,225,549
Warrant payable	413,758	457,902
Total current liabilities	13,567,677	14,214,765

Long-term liabilities:
Warrant liability relating to convertible debentures	-	9,976
Total long-term liabilities	-	9,976

Total liabilities	13,567,677	14,224,741

Commitments and Contingencies

Redeemable Series A convertible preferred stock, $0.001 par value; 200 shares designated, 26.98 issued and outstanding as of September 30, 2010 and December 31, 2009	134,900	134,900

DEFICIENCY IN STOCKHOLDERS' EQUITY
Class B convertible preferred stock, $0.001 par value, 50,000,000 shares designated; 100,000,000 and 25,000,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	100,000	25,000
Class C convertible preferred stock, $0.001 par value, 700,000 shares designated; 150,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009	150	150
Common stock, $0.001 par value, 20,000,000,000 shares authorized; 121,524,285 and 24,084,323 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	121,524	24,084
Additional paid-in capital	21,289,603	19,544,865
Accumulated deficit	(34,658,960)	(33,769,973)
Deficiency in stockholders' equity	(13,147,683)	(14,175,874)

Total liabilities and (deficiency) in stockholders' equity	$554,894	$183,767

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
REVENUE:	$1,535,329	$7,157	$1,593,216	$53,254
Cost of goods sold	(845,116)	(2,247)	(907,417)	(44,632)
Gross margin	690,213	4,910	685,799	8,622

OPERATING EXPENSES:
Depreciation	3,395	4,202	10,917	13,612
Research and development	1,455	21,666	45,133	26,064
General and administrative expenses	412,456	465,203	1,327,943	1,604,029
Total operating expenses	417,306	491,071	1,383,993	1,643,705

NET INCOME (LOSS) FROM OPERATIONS	272,907	(486,161)	(698,194)	(1,635,083)

Unrealized gain (loss) relating to adjustment of derivative and warrant liability to fair value of underlying securities	-	4,676,309	-	10,008,023
Interest expense, net	(51,927)	(367,549)	(200,485)	(1,137,488)
Gain on warrant liability	-		9,976
Debt acquisition costs	-	(2,000)	-	(4,800)

Net income (loss) before provision for income taxes	220,980	3,820,599	(888,703)	7,230,652

Income taxes (benefit)	284	-	284	60

INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$220,696	$3,820,599	$(888,987)	$7,230,592

Weighted average number of common shares outstanding-basic	99,477,758	6,570,961	72,418,299	5,410,593

Weighted average number of common shares outstanding-fully diluted (Note A)	Note A	Note A		Note A

Income (Loss) per share-basic	$0.00	$0.58	$(0.01)	$1.34

Income (loss) per share-fully diluted	Note A	Note A		Note A

Preferred dividend	$24,000	$24,000	$72,000	$72,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income available to common stockholders	$(888,987)	$7,230,592
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation	10,916	13,612
Amortization	-	139,683
Common stock issued in connection for services rendered	-	21,000
Series B preferred stock issued for services rendered	60,000	52,650
Cancellation of previously issued common stock for services rendered	(34,552)	-
Gain on warrant liability	(9,976)	-
Accretion of convertible notes payable	-	601,224
Unrealized (gain) loss on adjustment of derivative and warrant liability to fair value of underlying securities	-	(10,008,023)
(Increase) decrease in:
Accounts receivable	(371,286)	201,118
Inventories	27,848	16,620
Prepaid expenses and other assets	-	(95,038)
Increase (decrease) in:
Cash overdraft	-	(41,113)
Accounts payable	740,021	1,266,212
Accrued liabilities	365,487	195,904
Net cash (used in) operating activities	(100,529)	(405,559)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of convertible debentures	-	-
Proceeds from sale of common stock	125,334	279,500
Net proceeds (payments) from borrowing on long term basis	-	68,201
Net proceeds (payments) to notes payable, related parties	13,800	58,623
Net cash provided by (used in) financing activities:	139,134	406,324

Net increase (decrease) in cash and cash equivalents	38,605	765
Cash and cash equivalents at beginning of period	24,951	260
Cash and cash equivalents at end of period	$63,556	$1,025

Supplemental disclosures:
Interest Paid	$-	$-
Income Taxes Paid	$-	$60

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized (gain) loss in adjustment of derivative and warrant liability to fair value of underlying securities	$-	$(10,008,023)
Series B preferred stock issued for services rendered	$60,000	$18,000
Common stock issued for services rendered	$-	$21,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine month period ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. The unaudited condensed financial statements should be read in conjunction with the December 31, 2009 financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 2009.

Business and Basis of Presentation

Cyberlux Corporation (the "Company") is incorporated on May 17, 2000 under the laws of the State of Nevada. Until December 31, 2004, the Company was a development stage enterprise as defined under Accounting Standards Codification subtopic 915-10 Development Stage Entities. The Company develops, manufactures and markets long-term portable lighting products for commercial and industrial users. While the Company has generated revenues from its sale of products, the Company has incurred expenses, and sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. As of September 30, 2010, the Company has accumulated losses of $34,658,960.

The consolidated financial statements include the accounts of its wholly owned subsidiaries, SPE Technologies, Inc. and Hybrid Lighting Technologies, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

Revenues are recognized in the period that products are provided. For revenue from product sales, the Company recognizes revenue in accordance with FASB Accounting Standards Codification 605, REVENUE RECOGNITION SEC STAFF ACCOUNTING BULLETIN TOPIC 13". ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. At December 31, 2009 and September 30, 2010, the Company did not have any deferred revenue.

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
SEPTEMBER 30, 2010
(Unaudited)

NOTE A – SUMMARY OF ACCOUNTING POLICIES (continued)

Concentrations of Credit Risk

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. At September 30, 2010 and December 31, 2009, allowance for doubtful receivable was $3,342 and $7,760, respectively.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE A – SUMMARY OF ACCOUNTING POLICIES (continued)

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

Net Income (loss) Per Common Share

The Company computes earnings per share under Accounting Standards Codification subtopic 260-10, Earnings Per Share (“ASC 260-10”). Net earnings (losses) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the nine months ended September 30, 2010, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

The following reconciliation of net income and share amounts used in the computation of income (loss) per share for the three months ended September 30, 2010; and the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Net income used in computing basic net income per share	$220,696	$3,820,598	$7,230,592
Impact of assumed assumptions:
Accretion of convertible debenture charged to interest expense	-	169,005	601,224
Impact of equity classified as liability:
Gain on derivative and warrant liability marked to fair value	-	(4,676,309)	(10,008,023)
Net income (loss) in computing diluted net income (loss) per share:	$220,696	$(686,706)	$(2,176,207)

The weighted average shares outstanding used in the basic net income per share computations for the three and nine months ended September 30, 2009 was 6,570,961 and 5,410,9611, respectively. In determining the number of shares used in computing diluted loss per share, the Company did not add approximately 143,176,369 potentially dilutive securities for the three and nine months ended September 30, 2009 because the effect would be anti-dilutive. The potentially dilutive securities added were mostly attributable to the warrants, options and convertible debentures outstanding. As a result, the diluted loss per share for the three and nine months ended September 30, 2009.

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

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE A – SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying amount reported in the consolidated condensed balance sheets for accounts receivables, accounts payable and accrued expenses and put liability approximates fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported in the accompanying condensed consolidated balance sheets for line of credit approximates fair value because the actual interest rates do not significantly differ from current rates offered for instruments with similar characteristics.

We use fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Cash, short term investment, warrants and reset derivatives are recorded at fair value on a recurring basis. In accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), we group our assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010.  The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted.  If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption.  The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

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
SEPTEMBER 30, 2010
(Unaudited)

NOTE A – SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

 NOTE B – WARRANT PAYABLE

The Company completed an equity financing with St. George Investments, LLC (SGI), an Illinois limited liability company, on March 21, 2008 for $1,500,000.  The equity financing is structured as a 25% discount to market Warrant transaction that provides $500,000 in capital at closing, followed by four tranches of $250,000 each.  Each $250,000 tranch is staggered at 60-day intervals commencing in six months on September 22, 2008, which is the date that shares are salable pursuant to Rule 144 upon exercise of the Warrant.  The Company issued 37,500 shares of Common Stock to SGI in order to induce the SGI to purchase the $1,500,000 Warrant. In addition, 33,817 additional shares of  Common Stock were issued as Performance Stock in the name of SGI to remain in their original certificated form and remain in escrow with the law firm of Anslow & Jaclin, LLP acting as escrow agent. As a provision of the Warrant Purchase Agreement, we pledged 178,684 shares of “Pledge Stock” to be held in escrow as a potential remedy in the event of the occurrence of certain identified “trigger events”. On June 23rd, 2008, one trigger event, the closing price of our stock, went below the identified market price of $0.012 per share, triggering the release from escrow of the 33,817 shares of Performance Stock and the 178,684 shares of “Pledge Stock”. This trigger event, as defined in the Warrant Purchase Agreement, also increased the Warrant Account by 25% of the balance, or $375,000, in exchange for the elimination of the 25% discount to market. As of September 30, 2010 the remaining Warrant Liability balance was $413,758.

NOTE C – NOTES AND CONVERTIBLE NOTES PAYABLE

Notes payable is comprised of the following:

	September 30, 2010	December 31, 2009
Notes payable, 12% per annum; due on demand; unsecured	$203,899	$284,047

Notes payable, 10% per annum, due on demand; unsecured	992,152	858,204

Notes payable, 12.5% per annum, due on demand; unsecured	155,060	170,060

Notes payable, 21% per annum, due on demand; unsecured	35,000	60,000

Note payable, convertible at market	5,225,549	5,225,549

	6,611,660	6,597,860
Less: current maturities:	(6,611,660)	(6,597,860)
Long term portion:	$-	$-

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
SEPTEMBER 30, 2010
(Unaudited)

NOTE D – STOCKHOLDER'S EQUITY (continued)

The Series A Preferred stated conversion price of $20.00 per share is subject to certain anti-dilution provisions in the event the Company issues shares of its common stock or common stock equivalents below the stated conversion price. Changes to the conversion price are charged to operations and included in unrealized gain (loss) relating to adjustment of derivative and warrant liability to fair value of underlying securities.

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
SEPTEMBER 30, 2010
(Unaudited)

NOTE D – STOCKHOLDER'S EQUITY (continued)

In December 2006, the Company issued 100,000 shares of its Series C Preferred stock in conjunction with the acquisition of SPE Technologies, Inc. The shares of the Series C Preferred are non-voting and convertible, at the option of the holder, into common shares one year from issuance. The number of common shares to be issued per Series C share is adjusted based on the average closing bid price of the previous ten days prior to the date of conversion based on divided into $25.20 The shares issued were valued at $25.20 per share, which represented the fair value of the common stock the shares are convertible into. None of the Series C Preferred shareholders have exercised their conversion right and there are 150,000 shares of Series C Preferred shares issued and outstanding at September 30, 2010.

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

Common Stock

On July 28, 2010, the Company affected a one-for-two hundred (1 to 200) reverse stock split of its issued and outstanding shares of common stock, $0.001 par value. All references in the consolidated financial statements and the notes to consolidated financial statements, number of shares, and share amounts have been retroactively restated to reflect the reverse split. The Company has restated from 4,816,864,598 to 24,084,323 shares of common stock issued and outstanding as of December 31, 2009 to reflect the reverse split.  Due to the reverse split, previously reported income per share of $0.00 increased to $0.58 per share for the three months ended September 30, 2009 and from $0.01 to $1.34 for the nine months ended September 30, 2009.

The Company has authorized 20,000,000,000 shares of common stock, with a par value of $.001 per share. As of September 30, 2010 and December 31, 2009, the Company has 121,524,285 and 24,084,323 shares issued and outstanding, respectively.

NOTE E – STOCK OPTIONS

Employee Stock Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to employees of the Company under a non-qualified employee stock option plan at September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	(Years)	Price	Exercisable	Price
$0.20	1,000,000	8.30	$0.20	1,000,000	$0.20
2.00	367,500	5.37	2.00	367,500	2.00
4.00	111,500	4.07	4.00	111,500	4.00
4.40	102,500	3.42	4.40	102,500	4.40
5.90	16,250	4.60	5.90	16,250	5.90
20.00	47,512	2.15	20.00	47,512	20.00
42.50	20,000	1.86	42.50	20,000	42.50

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE E – STOCK OPTIONS (continued)

Transactions involving stock options issued to employees are summarized as follows:

		Weighted Average
	Number of Shares	Price Per Share
Outstanding at December 31, 2008	262,012	11.24
Granted	3,096,250	.032
Exercised, canceled or expired	1,693,000	0.20
Outstanding at December 31, 2009	1,665,262	2.24
Granted	-	-
Exercised, canceled or expired	-	-
Outstanding at September 30, 2010	1,665,262	2.24

The Company granted employees 3,096,250 stock options in the year ended December 31, 2009 and did not grant options during the six month period ended September 30, 2010.

NOTE F – RELATED PARTY TRANSACTIONS

From time to time, the Company's principal officers have advanced funds to the Company for working capital purposes in the form of unsecured promissory notes, accruing interest at 10% to 12% per annum. As of September 30, 2010 and December 31, 2009, the balance due to the officers was $1,386,111 and $827,348 respectively.

NOTE G – COMMITMENTS AND CONTINGENCIES

Consulting Agreements

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Operating Lease Commitments

The Company leases office space in Durham, NC on a six year lease expiring December 31, 2012, for an annualized rent payment of $60,000.  At September 30, 2010, schedule of the future minimum lease payments is as follows:

2010	60,000
2011	60,000
2012	60,000
2013	-
Litigation

From time to time we are involved in various claims and legal actions arising in the ordinary course of business. In our opinion, the ultimate disposition of these matters will not have a material effect on our financial position, results of operations or cash flows.

CYBERLUX CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE I – GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, as of September 30, 2010, the Company incurred accumulated losses of $34,658,960. The Company’s current liabilities exceeded its current assets by $13,033,042 as of September 30, 2010. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE J – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date that the financial statements were issued.

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

Overview

We have been principally devoted to designing, developing and marketing advanced lighting systems that utilize white, infrared (IR) and other light-emitting diodes (LEDs) as illumination elements.

We are developing and marketing product applications of solid-state LEDs that are up to 70% more energy efficient and require significantly less maintenance cost than traditional lighting systems. Using proprietary technology, we are creating portable illumination systems for the DOD/military markets and commercial lighting products focused on energy efficiency and cost of ownership minimization. We believe our solid-state lighting technology offers extended light life, greater energy efficiency and greater overall cost effectiveness than other existing forms of lighting. Our business model is to address the large lighting industry market segments with solid-state LED lighting products, based on proprietary design and technology, including DOD/military and homeland security applications, commercial lighting applications, and OEM LED products for companies serving large markets.

For the DOD/military markets, our portable illumination system products address the lighting needs of all branches of the military and all government organizations, including the National Guard, the U. S. Air Force and the U.S. Army. For retail product distribution, our target customers include companies who act as OEM suppliers to consumer goods retailers. In the commercial markets, our LED lighting products address the lighting required found in general commercial environments where energy efficiency and reduced maintenance costs are critical needs.

On July 15th, we announced that the National Guard had purchased 200 BrightEye Dual Head Tactical Lighting Systems for immediate deployment throughout the United States, with a contract value of $3.4 million. On September 12th, we secured an additional contract with the National Guard for 39 BrighEye Dual Head Tactical Lighting Systems, with a contract value of $663,000.  We are currently fulfilling these contracts and delivering BrightEye products to the National Guard.

On July 28, 2010, we completed a 1:200 reverse stock split of our common stock, par value $0.001.

Results of Operations

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

REVENUES

Revenues for the nine months ended September 30, 2010 were $1,593,216 as compared to $53,254 for the same period last year. The increase in revenue was attributed to sales of our BrightEye and Watchdog products into the military markets.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2010 were $1,383,993 as compared to $1,643,705 or the same period ended September 30, 2009. Included in the nine months ended September 30, 2010 were $45,133 in expenses for research & development. This compares to $26,064 for the nine months ended September 30, 2009.

We reported an unrealized gain for the change in fair value or warrants and debt derivatives of $10,008,023 for the nine months ended September 30, 2009; as compared to $-0- for the same period this year.  In December 2009, we restructured our debt containing embedded derivatives eliminating the need to bifurcate from the host (debt) instrument and mark to market each quarter. Although the change of $10,008,023 is unrelated to our operating activities, the gain is included in our reported net profit for the nine months ended September 30, 2009.

Three months ended September 30, 2010 compared to the three months ended September 30, 2009.

REVENUES

Revenues for the three months ended September 30, 2010 were $1,535,329 as compared to $7,157 for the same period last year. The increase in revenue was attributed to sales of our BrightEye and Watchdog products into the military markets.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2010 were $417,306 as compared to $491,071 for the same period ended September 30, 2009.

We reported an unrealized gain for the change in fair value or warrants and debt derivatives of $4,676,309 for the three months ended September 30, 2009; as compared to $-0- for the same period this year.  In December 2009, we restructured our debt containing embedded derivatives eliminating the need to bifurcate from the host (debt) instrument and mark to market each quarter. Although the change of $4,676,309 is unrelated to our operating activities, the gain is included in our reported net profit for the three months ended September 30, 2009.

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

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital deficit of $(13,033,042).  This compares to a working capital deficit of $(14,062,173) as of December 31, 2009. Accrued liabilities were $3,997,453 compared to accrued liabilities of $3,631,966 as December 31, 2009. Accounts payable as of September 30, 2010 were $2,544,806 and compares to $ 3,527,037 as compared to December 31, 2009. As a result of our operating losses for the nine months ended September 30, 2010, we generated a cash flow deficit of $100,529 from operating activities. Cash flows provided by investing activities was $-0-for the nine months ended September 30, 2010 Cash flows from financing activities provided $139,134 from  the sale of common stock in the amount of $125,334, and $13,800 in loans from related parties for the nine months ended September 30, 2010.

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

 ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. Under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

None.

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

CYBERLUX CORPORATION

Date: November 15, 2010	By:	/s/ MARK D. SCHMIDT
Mark D. Schmidt
Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	By:	/s/ DAVID D. DOWNING
David D. Downing
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)